Form 10-Q
period 2025-03-31
LAVA Therapeutics NV
filed 2025-05-14
CIK 1840748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission file number: 001-40241

LAVA Therapeutics N.V.

(Exact Name of Registrant as Specified in Its Charter)

The Netherlands (State or Other Jurisdiction of Incorporation or Organization)	84-2745484 (I.R.S. Employer Identification No.)

Yalelaan 62 Utrecht, The Netherlands (Address of Principal Executive Offices)	3584 CM (Zip Code)

+31 85 016 3100

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, par value €0.12 per share	LVTX	The Nasdaq Stock Market LLC (NASDAQ Global Select Market)

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

The number of the registrant’s Common Shares outstanding as of May 12, 2025 was 26,305,295.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (Quarterly Report) contains statements that constitute forward-looking statements. Many of the forward-looking statements contained in this Quarterly Report can be identified by the use of forward-looking words such as “anticipate,” “believe,” “could,” “expect,” “should,” “plan,” “intend,” “estimate,” “potential,” “may,” “will,” and “would,” among others. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements appear in a number of places in this Quarterly Report and include, but are not limited to, statements regarding our intent, belief or current expectations, such as statements about:

●	our plans to develop and commercialize our current and future product candidates;
●	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
●	our ability to successfully acquire or in-license additional product candidates on reasonable terms;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our ability to obtain regulatory approval of our current and future product candidates;
●	our expectations regarding the potential market size and the rate and degree of market acceptance of our current and future product candidates;
●	our continued reliance on third parties to conduct clinical trials of our product candidate and future product candidates and manufacture our development candidates for preclinical studies and clinical trials;
●	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;
●	the implementation of our business model and strategic plans for our business and product candidates;
●	our evaluation of strategic alternatives and ability to extend our capital resources, the scope and timing of our restructurings and the expected costs related to our restructurings, including the estimated timing and magnitude of the workforce reductions;
●	our ability to establish sales, marketing and distribution capabilities;
●	our ability to enter into and maintain collaborations with third parties for the development or commercialization of our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	our estimates regarding expenses, future revenues, capital requirements and our needs for additional financing;
●	our plans to identify potential synergistic in-licensing opportunities, strategic alliances and sales transactions;
●	the impact of government laws and regulations on our business;
●	our need to hire additional personnel and our ability to attract and retain such personnel;
●	our ability to compete in the markets we intend to serve;
●	developments relating to our competitors and our industry; and

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties, including the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 28, 2025, “Part II, Item 1A. Risk Factors” of this Quarterly Report and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements contained in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in or expressed by, and you should not place undue reliance on, our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “our company,” and “LAVA” refer to LAVA Therapeutics N.V. and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAVA Therapeutics N.V.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except par value and share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$39,674	$35,015
Short-term investments	26,883	41,561
Prepaid expenses	1,561	1,072
Other current assets	1,662	1,649
Total current assets	69,780	79,297
Property and equipment, net	928	1,002
Operating lease right-of-use assets	353	441
Other non-current assets	95	91
Total assets	$71,156	$80,831
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,520	$2,722
Accrued expenses and other current liabilities	8,540	10,083
Borrowings	—	4,886
Current portion of operating lease liabilities	306	315
Total current liabilities	10,366	18,006
Non-current portion of deferred revenue	35,000	35,000
Non-current portion of operating lease liabilities	6	80
Total liabilities	45,372	53,086
Commitments and contingencies (Note 8)
Shareholders' equity:
Common shares, $0.14 par value; 90,000,000 shares authorized as of March 31, 2025, and December 31, 2024; 26,305,295 shares issued and outstanding as of March 31, 2025, and December 31, 2024	3,717	3,717
Additional paid-in capital	212,196	211,656
Accumulated deficit	(178,452)	(174,973)
Accumulated other comprehensive loss	(11,677)	(12,655)
Total shareholders' equity	25,784	27,745
Total liabilities and shareholders' equity	$71,156	$80,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAVA Therapeutics N.V.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Revenue from contracts with customers	$—	$6,992
Total revenue	—	6,992
Cost and expenses:
Research and development	(4,156)	(5,648)
General and administrative	(3,432)	(3,380)
Total cost and expenses	(7,588)	(9,028)
Operating loss	(7,588)	(2,036)
Other income (expense), net
Interest income	713	970
Interest expense	(129)	(130)
Foreign currency exchange (loss) gain, net	(1,453)	657
Gain on extinguishment of borrowings	5,203	—
Total other income, net	4,334	1,497
Net loss before taxes	(3,254)	(539)
Income tax expense, net	(225)	(69)
Net loss	$(3,479)	$(608)
Other comprehensive (loss) income:
Foreign currency translation adjustment	978	(1,047)
Comprehensive loss	$(2,501)	$(1,655)

Net loss per share, basic and diluted	$(0.13)	$(0.02)
Weighted-average common shares outstanding, basic and diluted	26,892,575	26,794,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAVA Therapeutics N.V.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(In thousands, except for share amounts)

					Accumulated
					other
	Common Shares		Additional	Accumulated	comprehensive
	Shares	Amount	paid-in capital	deficit	loss	Total
Balance as of January 1, 2024	26,289,087	$3,715	$208,405	$(149,859)	$(10,897)	$51,364
Exercise of share options	3,100	—	8	—	—	8
Share-based compensation expense	—	—	1,095	—	—	1,095
Foreign currency translation adjustment	—	—	—	—	(1,047)	(1,047)
Net loss	—	—	—	(608)	—	(608)
Balance as of March 31, 2024	26,292,187	$3,715	$209,508	$(150,467)	$(11,944)	$50,812

					Accumulated
					other
	Common Shares		Additional	Accumulated	comprehensive
	Shares	Amount	paid-in capital	deficit	loss	Total
Balance as of January 1, 2025	26,305,295	$3,717	$211,656	$(174,973)	$(12,655)	$27,745
Share-based compensation expense	—	—	540	—	—	540
Foreign currency translation adjustment	—	—	—	—	978	978
Net loss	—	—	—	(3,479)	—	(3,479)
Balance as of March 31, 2025	26,305,295	$3,717	$212,196	$(178,452)	$(11,677)	$25,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAVA Therapeutics N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except for share amounts)

	Three Months Ended
	March 31,
Cash flows from operating activities:	2025	2024
Net loss	$(3,479)	$(608)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	107	144
Non-cash operating lease expense	99	88
Foreign currency exchange loss (gain), net	363	(371)
Share-based compensation expense	540	1,095
Accrued interest on borrowings	129	130
Amortization of premium on short-term investments	(563)	(675)
Gain on extinguishment of borrowings	(5,203)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(478)	1,204
Other non-current assets	—	57
Accounts payable	(1,246)	(934)
Accrued expenses and other current liabilities	(1,822)	(843)
Operating lease liabilities	(92)	(130)
Net cash used in operating activities	(11,645)	(843)
Cash flows from investing activities:
Purchases of property and equipment	—	(23)
Proceeds from sale of property and equipment	—	89
Purchases of investments	(4,947)	(24,372)
Maturities of investments	20,106	25,000
Net cash provided by investing activities	15,159	694
Cash flows from financing activities:
Proceeds from option exercises	—	8
Net cash provided by financing activities	—	8
Net increase (decrease) in cash and cash equivalents	3,514	(141)
Cash and cash equivalents at beginning of period	35,015	44,231
Effects of exchange rate changes	1,145	(903)
Cash and cash equivalents at end of period	$39,674	$43,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Description of Business

Description of the Business

LAVA Therapeutics N.V. (the “Company”) was founded in 2016 and is incorporated and domiciled in the Netherlands. The Company is a clinical-stage immuno-oncology company focused on its proprietary Gammabody® bispecific gamma delta (gd) T cell engagers to transform the treatment of cancer. Using its Gammabody platform, the Company developed a portfolio of novel bispecific antibodies designed to engage and leverage the potency and precision of gd T cells to orchestrate a robust, natural anti-tumor immune response and improve outcomes for cancer patients. With the collaboration of its partners, Pfizer Inc. (“Pfizer”) and Johnson & Johnson (“J&J”), the Company is advancing its Gammabody pipeline for the development of potential therapeutics in both hematologic malignancies and solid tumors.

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. The Company has incurred net losses since inception, and the Company expects to continue to generate operating losses in the foreseeable future. As of March 31, 2025, the Company had an accumulated deficit of $178.5 million. Management expects to incur additional losses in the foreseeable future.

Through March 31, 2025, the Company has funded its operations with proceeds from equity financings, collaboration and licensing agreements, government grants, and borrowings under various agreements. The Company will need to raise additional capital to support the completion of its research and development activities or other strategic alternatives. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development activities, including costs for preclinical and nonclinical studies, clinical trials, and clinical trial material manufacturing.

Additional funds may not be available when needed on terms that are acceptable to the Company, or at all. If adequate funds are not available on a timely basis, the Company may be required to delay, limit, scale back or cease its research and development activities, preclinical studies and clinical trials for its product candidates.

As of the issuance date of the condensed consolidated financial statements, the Company believes that its cash and cash equivalents and short-term investments will be sufficient to fund its operations for at least the next twelve months.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2025.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as issued by the Financial Accounting Standards Board (the “FASB”) and include the operations of LAVA

Therapeutics N.V. and its wholly-owned subsidiaries. All intercompany accounts, transactions and balances have been eliminated in consolidation.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2025, its results of operations for the three months ended March 31, 2025 and 2024, and its cash flows for the three months ended March 31, 2025 and 2024. The condensed balance sheet at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

Basis of Presentation

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

The Company makes short-term deposits for varying periods of between one day and three months, depending on the Company’s immediate cash requirements. The deposits earn interest at the respective short-term deposit rates. The Company’s cash and cash equivalents balances as of March 31, 2025 and December 31, 2024, included $39.7 million and $35.0 million, respectively, of short-term bank deposits.

The Company did not have any restricted cash as of March 31, 2025, or December 31, 2024.

Short-term Investments

The Company’s investments consist only of holdings in U.S. Treasury debt securities with maturities ranging from three months to one year. Accordingly, the Company classifies these investments as current assets in its consolidated balance sheets. Because the Company has the intent and ability to hold these investments until maturity, the Company classifies its short-term investments in U.S. Treasury debt securities as held to maturity (“HTM”) and thus measures the investments at amortized cost.

The Company estimates the allowance for credit losses on its HTM debt securities using a current expected credit loss methodology. The Company deducts any expected credit loss on its HTM debt securities from the amortized cost basis of the securities so that the condensed consolidated balance sheets reflect the net amount the Company expects to collect. All of the Company's HTM debt securities are issued by the U.S. Treasury, a department of the U.S. government. U.S. Treasury debt securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, the Company has a zero-credit loss expectation on these securities. Therefore, as of March 31, 2025, and December 31, 2024, the Company did not record an allowance for credit losses on its short-term investments. The amortized cost basis of the Company’s HTM debt securities is $26.9 million and $41.6 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, and December 31, 2024, the difference between the amortized cost basis and fair value is less than $0.1 million.

The Company records the amortization of premiums or discounts in the condensed consolidated statements of operations and comprehensive loss within interest income and interest expense, respectively.

New Accounting Pronouncements – Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (ASC Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. The amendments in this update apply to all entities that are subject to ASC Topic 740, Income Taxes. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company has evaluated the impact of the provision and amendments that will change the annual tax footnote disclosures and is considering whether it will adopt prospectively or retrospectively.

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

3. Revenue

The Company does not currently have any commercial sales. The Company has entered into collaboration and licensing arrangements for research and development, manufacturing, and commercialization activities with counterparties for the development and commercialization of its product candidates. These arrangements contain multiple promised goods and services, such as licenses, research and development activities, and the manufacturing of certain materials. Payments pursuant to these arrangements include non-refundable payments upon the achievement of significant regulatory, development and commercial milestones, sales of product at certain agreed-upon amounts, and royalties on product sales.

The following table presents the components of the Company’s revenue:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Pfizer Inc. - Pfizer Agreement - Agreed-to reimbursement activities	$—	$24
Pfizer Inc. - Pfizer Agreement - Development milestones	—	6,960
Pfizer Inc. - Additional services	—	8
Total revenue from contracts with customers	$—	$6,992

Pfizer Agreement

In September 2022, the Company entered into a license agreement with Pfizer (formally Seagen Inc.) (“Pfizer”) to develop, manufacture, and commercialize PF-08046052 (formerly LAVA-1223), an advanced preclinical asset that utilizes the Company’s proprietary Gammabody technology to target EGFR-expressing solid tumors (the “Pfizer Agreement”). Under the terms of the Pfizer Agreement, the Company received a $50.0 million nonrefundable upfront payment in October 2022 and could receive up to approximately $650.0 million in potential development, regulatory, and commercial milestones, and royalties ranging from high single-digit to mid-teen percentages on future sales. The Pfizer Agreement also provided Pfizer with the opportunity to exclusively negotiate rights to apply the Company's proprietary Gammabody platform on up to two additional tumor targets, although these rights expired during the year ended December 31, 2024. In March 2024, Pfizer achieved a clinical development milestone for PF-08046052, resulting in the first milestone payment of $7.0 million to the Company under the Pfizer Agreement.

Under the Pfizer Agreement, the Company was also entitled to receive reimbursement of up to $6.5 million for certain agreed-to research, manufacturing, and supply activities, as well as the transfer of all manufacturing-related know-how and materials, including all CMC documentation, data, and processes, to enable the manufacture of licensed compounds and products by Pfizer. As of December 31, 2024, the Company has recognized an aggregate of $6.4 million for additional agreed-to services requested by Pfizer and does not anticipate receiving reimbursement for any additional agreed-to services at this time. For the three months ended March 31, 2024, the Company recognized less than $0.1 million related to the reimbursement of additional agreed-to services requested by Pfizer.

Deferred Revenue

The Company determined that the one-time buy-up fee of $35.0 million represents a variable consideration and not a performance obligation, for which it has deferred revenue recognition until such time the option expires or the Company exercises the option. The Company allocated the variable consideration from the buy-up fee to the license performance obligation as it aligns with the economic substance of the Pfizer Agreement. The Company received the non-refundable upfront payment of $50.0 million in October 2022, and recorded the variable consideration of $35.0 million as a deferred revenue liability. The balance as of March 31, 2025 is $35.0 million and there has been no change since December 31, 2024. If the Company does not exercise the buy-up option and the option expires, the Company will recognize the revenue related to the license performance obligation as there are no remaining performance obligations. If the Company does exercise the buy-up option, the Company will account for this amount as a refund of the transaction price to the customer. The Company will make a decision on whether or not to exercise the buy-up option once clinical data is received from Pfizer. The Company expects this to occur in 2026.

J&J Agreement

In May 2020, the Company entered into a research collaboration and license agreement (the “J&J Agreement”) with Johnson & Johnson (formerly Janssen Biotech, Inc.). As part of the J&J Agreement, the Company received a non-refundable upfront payment of $8.0 million. As of January 1, 2023, the Company had recognized the entirety of the $8.0 million upfront payment as revenue, which was recognized on a straight-line basis over the two-year term of the research activities under the J&J Agreement.

The Company did not recognize any revenue related to development milestones under the J&J Agreement during the three months ended March 31, 2025 or 2024.

4. Accrued Expenses and Other Current Liabilities

The following table presents the components of the Company’s accrued expenses and other current liabilities:

	March 31,	December 31,
(in thousands)	2025	2024
Research and development external project costs	$5,010	$7,138
Personnel-related expenses	924	1,398
Income taxes	562	335
Professional fees	476	598
Severance expenses	470	—
Other	1,098	614
	$8,540	$10,083

5. Restructuring

In February 2025, the Company adopted a restructuring plan to extend its capital resources in connection with initiating a process to evaluate strategic alternatives. As part of the restructuring plan, the Company approved a reduction of approximately 30% of the global workforce to better align the Company’s resources with its focus on LAVA-1266. During the three months ended March 31, 2025, the Company recognized $0.5 million of expenses associated with the workforce reduction, of which $0.4 million was recorded within research and development expense and less than $0.1 million was recorded within general and administrative expense in the Company’s condensed consolidated statements of operations and comprehensive loss. No amounts had been paid as of March 31, 2025. The Company does not anticipate incurring any additional costs as part of the workforce reduction.

6. Discontinuation of Clinical Trials

In December 2024, the Company announced that the clinical trial of LAVA-1207 targeting prostate specific membrane antigen(“PSMA”)-expressing cancers for patients with metastatic castration resistant prostate cancer (“mCRPC”) was no longer recruiting and would be discontinued after no patients remain on treatment. The Company was evaluating LAVA-1207 in an open-label, multi-center Phase 1 clinical trial to evaluate safety, tolerability, pharmacokinetics, pharmacodynamics, immunogenicity and preliminary anti-tumor activity of LAVA-1207 and to determine recommended Phase 2a dose(s) for optimization in a Phase 2a clinical trial. The Company made the decision to discontinue the LAVA-1207 development program, as the Phase 1 study did not reach the Company’s internal benchmarks. The decision was not due to safety concerns. As a result of the discontinuation, the Company accrued $3.9 million as of December 31, 2024 for costs associated with clinical trial, contract manufacturing, and bioanalytical activities for LAVA-1207. No additional costs were incurred during the three months ended March 31, 2025. The Company has paid $0.3 million during the three months ended March 31, 2025 and expects to pay the remaining amount during the year ending December 31, 2025. The Company reviewed the relevant items of its condensed consolidated balance sheets and did not identify any asset that would require impairment as a result of the discontinuation of the clinical trial of LAVA-1207.

7. Borrowings

In 2019, the Company applied for and received a $5.5 million Innovation Credit (the “Credit”) from Rijksdienst voor Ondernemend Nederland (“RVO”). The Credit contributed to the development of LAVA-051, and the Company pledged certain assets of that project as a guarantee.

Borrowings under the Credit bore interest at 10.0% and were received in quarterly installments, based on the level of the underlying cost base of the project in each period.

In March 2025, the Company received notice from RVO that repayment of the remaining balance of $5.2 million had been permanently waived. The Company recognized a gain on extinguishment within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2025.

The Company recognized interest expense related to the Credit of $0.1 million for the three months ended March 31, 2025, and 2024.

8. Commitments and Contingencies

The Company accrues for contingency liabilities, including those involving general liability, workers’ compensation, and other matters, when it is probable that the Company will incur and can reasonably estimate future costs (including legal fees and expenses). The Company bases the accruals on developments to date, management's estimates of the outcomes of these matters, and the Company's experience in contesting, litigating, and settling similar matters. The Company reviews its legal contingencies at each reporting period and adjusts the liabilities to reflect the current best estimate. The Company was not party to any pending legal proceedings or claims as of March 31, 2025 or December 31, 2024. Other than the Amsterdam UMC Agreement described below, the Company did not make any material commitments.

Amsterdam UMC Agreement

In January 2017, the Company entered into an agreement with the Amsterdam UMC (the “Amsterdam UMC Agreement”) under which Amsterdam UMC granted the Company an exclusive (although non-exclusive with respect to certain intangible know-how), worldwide, sublicensable license for certain patent rights and know-how owned by Amsterdam UMC, effectively including research and other services provided in collaboration by Amsterdam UMC to develop, make, and sell licensed products related to such patent rights and know-how. Amsterdam UMC retains the right to use the patent rights and know-how for solely non-commercial research and educational purposes, but it may not conduct such work with respect to any product that is directed to a specified target for a specified time period.

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

9. Earnings Per Share (EPS)

The Company calculates basic EPS by dividing the profit (loss) for the period attributable to common equity holders of the parent by the weighted average number of common shares outstanding during the period. The Company accounts for vested share-based awards that are issued for little to no consideration, as issuable common shares. As the share options under the 2018 Stock Option Plan have an exercise price of little to no consideration, the Company considers these share options to be issuable common shares and therefore included these options in the common shares outstanding.

The Company calculates diluted EPS by dividing the profit (loss) attributable to common equity holders of the parent (after adjusting for the effect of dilution) by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive share-based awards.

As of March 31, 2025 and 2024, the Company had potentially dilutive share-based options of 7,420,955 and 6,141,608, respectively. The Company excluded these awards from the calculation of the diluted weighted average number of common shares outstanding because their effect on the loss per share would have been anti-dilutive as the Company was in a net loss position in both periods.

10. Subsequent Events

On April 18, 2025, the Company entered into an agreement to terminate the operating lease arrangement effective May 1, 2025 for laboratory and office space in Utrecht, the Netherlands and sell a portion of the remaining fixed assets to the landlord and new tenant. The Company expects to incur approximately $0.9 million of expenses associated with the lease termination during the three months ending June 30, 2025, net of approximately $0.3 million of proceeds received from the sale of the assets, which includes approximately $0.1 million of lease termination payments and the abandonment of approximately $0.5 million of fixed assets.

On May 13, 2025, the Board of Directors approved a restructuring plan in connection with the ongoing process to evaluate strategic alternatives and better align the Company's resources with its focus on LAVA-1266. As part of the restructuring plan, the Board of Directors approved the elimination of the positions of the Company’s remaining Netherlands employees by July 31, 2025 and the termination of its lease arrangement in Den Bosch, the Netherlands effective August 1, 2025. The Company expects to incur approximately $2.0 million of expenses related to this restructuring during the year ending December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report, and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 28, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report and in our most recent Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context requires otherwise, references in this Quarterly Report to the “Company,” “we,” “us,” and “our” refer to LAVA Therapeutics N.V. and its subsidiaries.

Overview

We are a clinical-stage immuno-oncology company focused on our proprietary Gammabody® bispecific gamma delta (gd) T cell engagers to transform the treatment of cancer. Using our Gammabody platform, we developed a portfolio of novel bispecific antibodies designed to engage and leverage the potency and precision of gd T cells to orchestrate a robust, natural anti-tumor immune response and improve outcomes for cancer patients. With the collaboration of our partners, Pfizer Inc. (“Pfizer”) and Johnson & Johnson (“J&J”), we are advancing our Gammabody pipeline for the development of potential therapeutics in both hematologic malignancies and solid tumors.

On February 20, 2025, our Board of Directors adopted a restructuring plan to extend our capital resources in connection with initiating a process to evaluate strategic alternatives. As part of the restructuring plan, we approved a workforce reduction of approximately 30% of the global workforce to better align our resources with our focus on LAVA-1266. During the three months ended March 31, 2025, we recognized $0.5 million of expenses associated with the workforce reduction, of which $0.4 million was recorded within research and development expense and less than $0.1 million was recorded within general and administrative expense in our condensed consolidated statements of operations and comprehensive loss.

On April 18, 2025, we entered into an agreement to terminate our operating lease arrangement for laboratory and office space in Utrecht, the Netherlands and sell a portion of the remaining fixed assets to the landlord and new tenant. We expect to incur approximately $0.9 million of expenses associated with the lease termination during the three months ending June 30, 2025, net of approximately $0.3 million of proceeds received from the sale of the assets.

On May 13, 2025, the Board of Directors approved an additional restructuring plan in connection with the ongoing process to evaluate strategic alternatives and better align our resources with our focus on LAVA-1266. As part of the restructuring plan, the Board of Directors approved the elimination of the positions of our remaining Netherlands employees by July 31, 2025 and the termination of our lease arrangement in Den Bosch, the Netherlands effective August 1, 2025. We expect to incur approximately $2.0 million of expenses related to this additional restructuring during the year ending December 31, 2025. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the restructuring. These estimates of the costs that we expect to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ.

On February 27, 2025, we received a notice from The Nasdaq Stock Market (“Nasdaq”) that we were not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of our common shares had been below $1.00 per share for 30 consecutive business days. The notification of noncompliance had no immediate effect on the listing or trading of our common shares on The Nasdaq Global Select Market. We had 180 calendar days (until August 26, 2025) to regain compliance with the minimum bid price requirement, which required our common shares to exceed $1.00 per share for a minimum of ten consecutive business days. On March 11, 2025, we received written notice from Nasdaq notifying us that the closing price of our common shares met or exceeded $1.00 per share for at least 10 consecutive business days prior to the compliance date.

Our Gammabody platform enables us to develop off-the-shelf bispecific T cell engagers that leverage the advantages of antibody-based treatments including favorable manufacturability and developability characteristics. Our Gammabody platform is designed to recruit the body’s own Vg9Vd2T cells resulting in tumor cell targeting and conditional cancer cell killing. One arm of the Gammabody recruits Vg9Vd2 T cells, while the other arm recognizes and binds to a specific tumor target present on hematological or solid tumors. We designed our Gammabody drug candidates to activate the Vg9Vd2 T cells once the respective arms are bound to the gd T cell and the tumor target, thereby avoiding broad systemic activation. We believe this approach provides a significant opportunity to address unmet medical needs with the potential to elicit potent and durable responses in patients. We also believe this approach may provide a superior therapeutic window compared to other approaches by reducing the risk of on target/off tumor toxicity and avoid activation of Tregs and broad systemic activation that may result in severe cytokine release syndrome (CRS).

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

We are investigating the Gammabody drug candidate, LAVA-1266. LAVA-1266 is designed using our Gammabody platform to conditionally activate Vg9Vd2 T cells upon crosslinking to CD123 (Interleukin-3 receptor-alpha) to trigger the potent and preferential killing of CD123-positive tumor cells. CD123 is a clinically validated target and is expressed in a range of hematological malignancies, including acute myeloid leukemia (AML), myelodysplastic syndrome (MDS), acute lymphocytic leukemia (ALL) and Hodgkin lymphoma.

We are conducting an open-label, multi-center Phase 1, first-in-human study of LAVA-1266 with the study currently open to recruitment in Australia at four sites and in Spain at two sites. The study includes a dose escalation segment to evaluate LAVA-1266 in up to 50 adults with CD123+ relapsed/refractory (R/R) AML or intermediate, high or extremely high risk MDS. Patients will be dosed every two weeks (Q2W) at the target dose, with an initial target dose of 100 µg for the first cohort. We dosed the first patient in this trial in December 2024. The study is currently enrolling in the second cohort at 300 µg and we expect an initial data readout by year-end 2025.

From 2022 through December 2024, we enrolled patients in a first-in-human clinical trial evaluating LAVA-1207 in patients with metastatic castration resistant prostate cancer (mCRPC) in the United States and Europe. The open-label, multi-center, Phase 1 clinical trial was designed to evaluate safety, tolerability, pharmacokinetics, pharmacodynamics, immunogenicity and preliminary anti-tumor activity of LAVA-1207.

In December 2024, we announced that after no patients remained on treatment, we would discontinue the first-in-human Phase 1 clinical trial for LAVA-1207, an investigational candidate that was designed to target PSMA-expressing cancers for patients with mCRPC.

As a result of the discontinuation of the LAVA-1207 clinical trial, we expensed $3.9 million of clinical trial, contract manufacturing, and bioanalytical costs during December 2024. No additional costs were incurred through March 2025.

Key Components of Our Results of Operations

Revenue

To date, we have not generated any revenues from product sales, and we do not expect to generate any revenue from the sale of products in the near future. Our success depends primarily on the successful development and regulatory approval of our product candidates, development candidates and collaborator candidates and our ability to finance operations. If our development efforts result in clinical success and regulatory approval for our product candidates, development candidates or collaborator candidates, or we enter into collaboration agreements with third parties for additional product candidates, we may generate revenue from those product candidates.

Collaboration Agreement with Pfizer

In September 2022, we entered into an exclusive license agreement with Pfizer (formerly Seagen Inc.) (the “Pfizer Agreement”) to develop, manufacture and commercialize PF-8046052 (formerly LAVA-1223), an advanced preclinical asset that utilizes our proprietary Gammabody technology to target EGFR-expressing solid tumors. Under the Pfizer Agreement, we received a $50.0 million nonrefundable upfront payment in October 2022 and are eligible to receive up to approximately $650.0 million upon the achievement of development, regulatory and commercial milestones, as well as royalties ranging from the low teens to high mid-teens on future sales. The Pfizer Agreement also provided Pfizer with the opportunity to exclusively negotiate rights to apply our proprietary Gammabody platform on up to two additional tumor targets, which Pfizer did not exercise. In March 2024, Pfizer paid us $7.0 million for achieving a clinical milestone. Under the Pfizer Agreement, we were also entitled to receive reimbursement of up to $6.5 million for certain agreed-to research, manufacturing, and supply activities, as well as the transfer of all manufacturing-related know-how and materials, including all CMC documentation, data, and processes, to enable the manufacture of licensed compounds and products by Pfizer. We do not anticipate receiving reimbursement for any additional agreed-to services at this time.

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

Collaboration Agreement with J&J

In May 2020, we entered into a research collaboration and license agreement (the “J&J Agreement”) with Johnson & Johnson (“J&J”) (formerly Janssen Biotech, Inc.). As part of the J&J Agreement, we received a non-refundable upfront payment of $8.0 million, which we recognized on a straight-line basis over the two-year term of the research activities under the J&J Agreement. The straight-line method of recognition materially approximates the cost-to-cost method of revenue recognition. As of January 1, 2023, we had recorded the entirety of the $8.0 million upfront payment as revenue.

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

Research and Development Expenses

Research and development expenses consist primarily of the costs incurred in performing research and development activities and conducting preclinical studies and clinical trial activities. Our research and development expenses consist of:

●	personnel-related expenses such as compensation and employee benefits for employees engaged in research and development;
●	expenses incurred under agreements with contract manufacturing organizations “CMOs”), contract research organizations (“CROs”), and consultants that conduct and support preclinical studies and clinical trial activities;
●	expenses incurred in connection with internal research and development and research services agreements with third-parties;
●	expenses including laboratory supplies and research materials, facility expenses, and depreciation of research and development fixed assets; and
●	share-based compensation for employees engaged in research and development.

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

General and Administrative Expenses

General and administrative expenses consist of costs incurred for operational expenses such as accounting, legal and insurance, and related activities. Our general and administrative expenses consist of:

●	personnel-related expenses such as compensation and employee benefits for employees engaged in general and administrative activities;
●	professional and consultant fees for third-party consultants supporting audit, accounting, and finance compliance and financial consulting activities;
●	expenses including facilities, insurance and related costs such as depreciation expenses and other corporate and operating expenses not included in research and development;
●	share-based compensation for employees engaged in general and administrative activities; and
●	expenses and legal costs related to the protection of our intellectual property.

General and administrative expenses are expensed as incurred.

Gain on Extinguishment of Borrowings

In 2019, we applied for and received a $5.5 million Innovation Credit (the “Credit”) from Rijksdienst voor Ondernemend Nederland (“RVO”). The Credit contributed to the development of LAVA-051, and we pledged certain assets of that project as a guarantee. In March 2025, we received notice from RVO that the remaining balance of $5.2 million had been permanently waived. We recognized this non-cash gain on extinguishment within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2025.

Income Tax

We are subject to income taxes in the Netherlands, the United States, and Australia. Income tax expense of $0.2 million and $0.1 million was recognized during the three months ended March 31, 2025 and 2024, respectively, due to the profitable positions in the U.S. and Australia as a result of the cost plus intercompany renumeration in both jurisdictions. We continue to be in a taxable loss position in the Netherlands and as such continues to maintain a full valuation allowance against all of our deferred tax assets in the jurisdiction. We have evaluated the positive and negative evidence involving our ability to realize the deferred tax assets and have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. We reevaluate the positive and negative evidence at each reporting period.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024	Change
Revenue:
Revenue from contracts with customers	$—	$6,992	$(6,992)
Total revenue	—	6,992	(6,992)
Cost and expenses:
Research and development	(4,156)	(5,648)	(1,492)
General and administrative	(3,432)	(3,380)	52
Total cost and expenses	(7,588)	(9,028)	(1,440)
Operating loss	(7,588)	(2,036)	5,552
Other income (expense), net
Interest income	713	970	(257)
Interest expense	(129)	(130)	1
Foreign currency exchange (loss) gain, net	(1,453)	657	(2,110)
Gain on extinguishment of borrowings	5,203	—	5,203
Total other income, net	4,334	1,497	2,837
Net loss before taxes	(3,254)	(539)	2,715
Income tax expense	(225)	(69)	156
Net loss	$(3,479)	$(608)	$2,871

Revenue from Contracts with Customers

Our revenue from contracts with customers was $0.0 million and $7.0 million for the three months ended March 31, 2025 and 2024, respectively.

In connection with the Pfizer Agreement, we recognized $7.0 million in revenue in the three months ended March 31, 2024 related to the achievement by Pfizer of a clinical development milestone for PF-08046052, less than $0.1 million for agreed-to reimbursement activities, and less than $0.1 million for other services in connection with the Pfizer Agreement. We did not recognize any revenue under the Pfizer Agreement in the three months ended March 31, 2025.

Research and Development Expenses

Below are our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024	Change
Personnel-related expenses	$1,753	$1,159	$594
Pre-clinical and clinical trial expenses	1,115	3,394	(2,279)
Research and development activities expenses	570	350	220
Facilities and other research and development expenses	445	302	143
Share-based compensation expense	273	443	(170)
	$4,156	$5,648	$(1,492)

Research and development expenses were $4.2 million for the three months ended March 31, 2025, compared to $5.6 million for the three months ended March 31, 2024. Personnel-related expenses increased by $0.6 million primarily due to the accrual of severance payments related to restructuring activities initiated in February 2025 and the hiring of a new chief scientific officer in January 2025. Pre-clinical and clinical trial expenses decreased by $2.3 million, primarily due to reduced LAVA-1207 clinical trial activities resulting from the decision to discontinue the clinical trial in December 2024, offset by startup activities for LAVA-1266 occurring during the three months ended March 31, 2025. Research and development activities expenses increased by $0.2 million primarily due to an increase in third-party research project expenses in the three months ended March 31, 2025 as compared to 2024. Facilities and other research and development expenses increased by $0.1 million due to increased depreciation and related office and laboratory costs. Share-based compensation expense decreased by $0.2 million due to fewer options issued and a reduction in the Company’s share price.

General and Administrative Expenses

Below are our general and administrative expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024	Change
Personnel-related expenses	$1,165	$957	$208
Professional and consultant fees	1,132	691	441
Insurance, facilities, fees and other related costs	715	729	(14)
Share-based compensation expense	267	652	(385)
Patent-related costs	153	351	(198)
	$3,432	$3,380	$52

General and administrative expenses were $3.4 million for the three months ended March 31, 2025 and 2024. Personnel-related expenses increased $0.2 million primarily due to salary increases for employees and the accrual of severance payments related to restructuring activities initiated in February 2025. Professional and consultant fees increased by $0.4 million due to increased audit, accounting, and finance compliance fees and ongoing financial consulting services associated with the transition to United States generally accepted accounting principles (“U.S. GAAP”) and preparation and filing of our initial Form 10-K. Share-based compensation expense decreased by $0.4 million due to fewer options issued and a reduction in our share price. Patent-related costs decreased by $0.2 million due to a reduction in the number of patent filings.

Other income, net

Other income, net was $4.3 million for the three months ended March 31, 2025, compared to $1.5 million for the three months ended March 31, 2024. The increase of $2.8 million is primarily due a $5.2 million gain on extinguishment of borrowings due to the RVO credit balance being waived in March 2025, offset by a period over period change of $2.1 million in foreign exchange loss, net due to the impact of the fluctuation of the USD currency rate compared to the Euro. Interest income decreased by $0.3 million and interest expense decreased by less than $0.1 million, respectively, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through issuance of preference shares prior to our initial public offering (“IPO”), from the sale of common shares in our IPO, and more recently through research and licensing revenue and receipt of milestone payments under our collaboration agreements. Our expenditures are primarily related to research and development activities and general administrative activities to support business operations.

In 2019, we received a $5.5 million Innovation Credit from Rijksdienst voor Ondernemend Nederland (RVO) for the LAVA-051 program. Borrowings under the Innovation Credit, which bore interest at 10.0%, were received in quarterly installments. In March 2025, we received notice from the RVO that the remaining balance of $5.2 million had been permanently waived. We recognized this non-cash gain on extinguishment within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2025.

Under the Pfizer Agreement, we received a nonrefundable up-front payment of $50.0 million in October 2022 and a clinical milestone payment of $7.0 million in March 2024. Additionally, we were entitled to reimbursement of up to $6.5 million for certain agreed-to research, manufacturing, and supply activities under the Pfizer Agreement, and received an aggregate amount of $6.4 million. We do not anticipate receiving reimbursement for any additional agreed-to services at this time. Under the J&J Agreement, we have recognized an aggregate amount of $17.5 million of revenue to date, including a nonrefundable up-front payment of $8.0 million in May 2020 and aggregate clinical milestone payments of $9.5 million to date.

Cash and cash equivalents, and short-term investments are financial instruments that potentially subject us to concentrations of credit risk. As of March 31, 2025 and December 31, 2024, cash consists of cash deposited with four financial institutions and account balances in excess of the federally insured limits. Management believes that we are not exposed to significant credit risk due to the financial strength of these financial institutions.

Contractual Obligations and Commitments

During the three months ended March 31, 2025, there were no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 28, 2025.

Funding Requirements

Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments of $66.6 million as of March 31, 2025 are sufficient to meet our projected cash requirements for at least 12 months from the date of this Quarterly Report. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of our ongoing strategic alternatives analysis, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including, but not limited to, our ability to:

●	continue the ongoing and planned development of our product candidates, including LAVA-1266 and other early-stage development candidates;
●	initiate, conduct and complete any ongoing, anticipated or future preclinical studies and clinical trials for our current and future product candidates;
●	develop processes and scale manufacturing production for our current and future product candidates in accordance with cGMP;
●	seek regulatory and marketing approvals for LAVA-1266 and any of our other development candidates that successfully complete clinical trials;
●	maintain, protect and expand our intellectual property portfolio, including costs associated with opposing and invalidating competitor patents and licensing other technologies for our product candidates;
●	establish a sales, marketing, manufacturing and distribution, supply chain and other commercial infrastructure in the future to commercialize any current or future product candidate for which we may obtain marketing approval;
●	expand our operations in the United States, Europe and Australia;

●	add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts;
●	complete our strategic review of our business and acquire or in-license additional product candidates and technologies, pursue a sale, merger or acquisition of the business, or other strategic alternatives;
●	develop a potential companion diagnostic;
●	incur additional legal, accounting and other expenses associated with operating as a public company;
●	address any events outside of our control, including, but not limited to, outbreaks of infectious diseases; and
●	face general economic and market conditions and overall fluctuations in the United States and international equity markets, such as the Russian invasion of Ukraine, the conflict in the Middle East and other geopolitical conditions.

Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through equity offerings, debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity or convertible debt securities, our shareholders will suffer dilution and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. If we raise funds through collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, product candidates or research programs or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common shares. Our ability to raise additional funds or complete a strategic transaction may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, scale back or cease our research and development activities, preclinical studies and clinical trials for our product candidates.

Cash Flows

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2025	2024	Change
Net cash used in operating activities	$(11,645)	$(843)	$(10,802)
Net cash provided by investing activities	15,159	694	14,465
Net cash provided by financing activities	—	8	(8)
Net increase (decrease) in cash and cash equivalents	$3,514	$(141)	$3,655

Operating Activities

During the three months ended March 31, 2025, $11.6 million of cash was used in operating activities, primarily resulting from our net loss of $3.5 million, net non-cash charges of $4.5 million, which included a gain on extinguishment of borrowings of $5.2 million, and net cash used by changes in our operating assets and liabilities of $3.6 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2025 consisted primarily of an increase in prepaid expenses and other current assets of $0.5 million, offset primarily by a decrease in accrued expenses and other current liabilities of $1.8 million and a decrease in accounts payable of $1.2 million.

During the three months ended March 31, 2024, $0.8 million of cash was used in operating activities, primarily resulting from our net loss of $0.6 million, net non-cash add-backs of $0.4 million, and net cash used by changes in our operating assets and liabilities of $0.6 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2024 consisted primarily of a decrease in prepaid expenses and other current assets of $1.2 million, a decrease in accounts payable of $0.9 million, and a decrease in accrued expenses and other current liabilities of $0.8 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 was $15.2 million compared to net cash provided by investing activities of $0.7 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, we received $20.1 million from the maturities of investments, offset by investment purchases of $4.9 million. During the three months ended March 31, 2024, we received $25.0 million and $0.1 million from the maturities of investments and proceeds from the sale of property and equipment, respectively, offset by purchases of investments of $24.4 million and purchases of property and equipment of less than $0.1 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 and 2024 was $0.0 million and less than $0.1 million, respectively. The net cash provided by financing activities for the three months ended March 31, 2024 was due to proceeds from option exercises.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies from those described in our Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

A description of recently adopted accounting pronouncements that may potentially impact our financial position, results of operations and cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. As such, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

There are no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Restructuring Plan, Closure of Netherlands Operations and Reduction in Workforce

The information contained in Note 10 to our condensed consolidated financial statements appearing in “Part I, Item 1. Financial Statements” of this Quarterly Report is incorporated herein by reference.

Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit	Filling Date

3.1	Amended and Restated English translation of Articles of Association of LAVA Therapeutics N.V.	10-K	000-40241	3.1	March 28, 2025

10.1#	2021 Long Term Incentive Plan and form of Award Agreement	10-K	000-40241	10.9	March 28, 2025

10.2#	Employment agreement with Stephen Hurly	10-K	000-40241	10.11	March 28, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (the cover page iXBRL tags are embedded within the Inline XBRL document)

* Filed or furnished herewith

# Indicates a management contract or compensatory plan, contract or arrangement.

† These certifications are being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAVA Therapeutics N.V.
LAVA Therapeutics N.V.
Date: May 14, 2025	By:	/s/ Stephen Hurly
Stephen Hurly
President and Chief Executive Officer
Date: May 14, 2025	By:	/s/ Fred Powell
Fred Powell
Chief Financial Officer