Form 10-Q
period 2025-06-30
LAVA Therapeutics NV
filed 2025-08-13
CIK 1840748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of the registrant’s Common Shares outstanding as of August 8, 2025 was 26,305,295.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (Quarterly Report) contains statements that constitute forward-looking statements. Many of the forward-looking statements contained in this Quarterly Report can be identified by the use of forward-looking words such as “anticipate,” “believe,” “could,” “expect,” “should,” “plan,” “intend,” “estimate,” “potential,” “may,” “will,” and “would,” among others. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements appear in a number of places in this Quarterly Report and include, but are not limited to, statements regarding our intent, belief or current expectations, such as statements about:

●	our assessment of strategic alternatives;
●	our ability to identify and execute a strategic transaction, while preserving our cash balance to the extent practicable, including proposed transactions contemplated by the Share Purchase Agreement, dated as of August 3, 2025 (the “Purchase Agreement”), between us and XOMA Royalty Corporation, a Delaware corporation (“XOMA”), including our expectations regarding the ability of the parties to complete the transactions contemplated by the Purchase Agreement, the ability of the parties to satisfy the conditions to the consummation of the tender offer contemplated by the Purchase Agreement (the “Offer”), including our ability to achieve the closing net cash amount, and the other conditions set forth in the Purchase Agreement, the possibility of any termination of the Purchase Agreement, our ability to retain key personnel, the expected timetable for completing the transactions contemplated by the Purchase Agreement, our and XOMA’s beliefs and expectations and statements about the benefits sought to be achieved by XOMA’s proposed acquisition of us, the potential effects of the acquisition on both us and XOMA and whether or not the conditions for payment in respect of contingent value rights (the “CVRs”) pursuant to the Contingent Value Rights Agreement that we expect to enter into with a rights agent and a representative, agent and attorney-in-fact of the holders of the CVRs at or prior to the completion of the Offer will be met;
●	the risk of unanticipated costs, liabilities or delays relating to the Purchase Agreement and related transactions, including the outcome of any legal proceedings or shareholder litigation;
●	our ability to maintain our partnered programs including JNJ-89853413, targeting CD33 and hematologic cancers (NCT06618001), partnered with Johnson & Johnson, and PF-08046052, targeting EGFR-positive tumors (NCT05983133), partnered with Pfizer, Inc.;
●	anticipated costs and efforts associated with the discontinuation of clinical programs including the LAVA-1207 program and the LAVA-1266 program;
●	anticipated cost savings in connection with the discontinuation of the LAVA-1207 program and the LAVA-1266 program;
●	our intellectual property position and the duration of our patent rights;
●	our ability to dispose of our intellectual property and assets relating to the LAVA-1266 program;
●	our ability to control and correctly estimate our operating expenses and our expenses associated with the Purchase Agreement and transactions related thereto;
●	our ability to engage and retain the employees required to operate our business and conclude or wind-up our clinical and pre-clinical work;
●	compensation or severance expected to be paid to employees;
●	our expectations regarding market risk, including inflation, interest rate changes and foreign currency fluctuations; and

●	our estimates regarding our financial condition, expenses, capital requirements and our needs for additional financing.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties, including the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, or the Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 28, 2025, “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2025, and “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAVA Therapeutics N.V.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except par value and share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$26,380	$35,015
Short-term investments	29,789	41,561
Prepaid expenses	1,922	1,072
Other current assets	2,404	1,649
Total current assets	60,495	79,297
Property and equipment, net	43	1,002
Operating lease right-of-use assets	—	441
Other non-current assets	9	91
Total assets	$60,547	$80,831
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,428	$2,722
Accrued expenses and other current liabilities	4,184	10,083
Borrowings	—	4,886
Current portion of operating lease liabilities	—	315
Total current liabilities	5,612	18,006
Non-current portion of deferred revenue	35,000	35,000
Non-current portion of operating lease liabilities	—	80
Total liabilities	40,612	53,086
Commitments and contingencies (Note 8)
Shareholders' equity:
Common shares, $0.14 par value; 90,000,000 shares authorized as of June 30, 2025, and December 31, 2024; 26,305,295 shares issued and outstanding as of June 30, 2025, and December 31, 2024	3,717	3,717
Additional paid-in capital	212,637	211,656
Accumulated deficit	(187,091)	(174,973)
Accumulated other comprehensive loss	(9,328)	(12,655)
Total shareholders' equity	19,935	27,745
Total liabilities and shareholders' equity	$60,547	$80,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAVA Therapeutics N.V.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Revenue from contracts with customers	$—	$—	$—	$6,992
Total revenue	—	—	—	6,992
Cost and expenses:
Research and development	(4,739)	(5,958)	(8,895)	(11,606)
General and administrative	(2,550)	(3,435)	(5,982)	(6,816)
Total cost and expenses	(7,289)	(9,393)	(14,877)	(18,422)
Operating loss	(7,289)	(9,393)	(14,877)	(11,430)
Other (expense) income, net
Interest income	607	968	1,320	1,938
Interest expense	—	(129)	(129)	(259)
Foreign currency exchange (loss) gain, net	(1,885)	340	(3,338)	997
Gain on extinguishment of borrowings	—	—	5,203	—
Total other (expense) income, net	(1,278)	1,179	3,056	2,676
Net loss before taxes	(8,567)	(8,214)	(11,821)	(8,754)
Income tax expense	(72)	(86)	(297)	(154)
Net loss	$(8,639)	$(8,300)	$(12,118)	$(8,908)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,349	(424)	3,327	(1,471)
Comprehensive loss	$(6,290)	$(8,724)	$(8,791)	$(10,379)

Net loss per share, basic and diluted	$(0.32)	$(0.31)	$(0.45)	$(0.33)
Weighted-average common shares outstanding, basic and diluted	26,899,122	26,822,139	26,894,666	26,807,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAVA Therapeutics N.V.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(In thousands, except for share amounts)

					Accumulated
					other
	Common Shares		Additional	Accumulated	comprehensive
	Shares	Amount	paid-in capital	deficit	loss	Total
Balance as of January 1, 2025	26,305,295	$3,717	$211,656	$(174,973)	$(12,655)	$27,745
Share-based compensation expense	—	—	540	—	—	540
Foreign currency translation adjustment	—	—	—	—	978	978
Net loss	—	—	—	(3,479)	—	(3,479)
Balance as of March 31, 2025	26,305,295	3,717	212,196	(178,452)	(11,677)	25,784
Share-based compensation expense	—	—	441	—	—	441
Foreign currency translation adjustment	—	—	—	—	2,349	2,349
Net loss	—	—	—	(8,639)	—	(8,639)
Balance as of June 30, 2025	26,305,295	$3,717	$212,637	$(187,091)	$(9,328)	$19,935

					Accumulated
					other
	Common Shares		Additional	Accumulated	comprehensive
	Shares	Amount	paid-in capital	deficit	loss	Total
Balance as of January 1, 2024	26,289,087	$3,715	$208,405	$(149,859)	$(10,897)	$51,364
Exercise of share options	3,100	—	8	—	—	8
Share-based compensation expense	—	—	1,095	—	—	1,095
Foreign currency translation adjustment	—	—	—	—	(1,047)	(1,047)
Net loss	—	—	—	(608)	—	(608)
Balance as of March 31, 2024	26,292,187	3,715	209,508	(150,467)	(11,944)	50,812
Exercise of share options	5,135	1	15	—	—	16
Share-based compensation expense	—	—	820	—	—	820
Foreign currency translation adjustment	—	—	—	—	(424)	(424)
Net loss	—	—	—	(8,300)	—	(8,300)
Balance as of June 30, 2024	26,297,322	$3,716	$210,343	$(158,767)	$(12,368)	$42,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAVA Therapeutics N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except for share amounts)

	Six Months Ended
	June 30,
Cash flows from operating activities:	2025	2024
Net loss	$(12,118)	$(8,908)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	115	264
Non-cash operating lease expense	139	179
Foreign currency exchange loss, net	(395)	(401)
Share-based compensation expense	981	1,915
Accrued interest on borrowings	129	259
Amortization of premium on short-term investments	(1,107)	(1,342)
Gain on extinguishment of borrowings	(5,203)	—
Impairment of property, plant, and equipment and ROU asset	323	—
Loss on the sale of property, plant, and equipment	358	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(631)	(214)
Other non-current assets	85	136
Accounts payable	(1,465)	(262)
Accrued expenses and other current liabilities	(6,467)	(471)
Operating lease liabilities	(138)	(212)
Net cash used in operating activities	(25,394)	(9,057)
Cash flows from investing activities:
Proceeds from sale of property and equipment	283	92
Purchases of investments	(34,621)	(56,035)
Maturities of investments	47,000	57,000
Net cash provided by investing activities	12,662	1,057
Cash flows from financing activities:
Proceeds from option exercises	—	24
Net cash provided by financing activities	—	24
Net decrease in cash and cash equivalents	(12,732)	(7,976)
Effects of exchange rate changes	4,097	(1,168)
Cash and cash equivalents at beginning of period	35,015	44,231
Cash and cash equivalents at end of period	$26,380	$35,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Description of Business

Description of the Business

LAVA Therapeutics N.V. (the “Company”) was founded in 2016 and is incorporated and domiciled in the Netherlands. The Company is a clinical-stage immuno-oncology company that has historically focused on its proprietary Gammabody® bispecific gamma delta (gd) T cell engagers to transform the treatment of cancer. Using its Gammabody platform, the Company developed a portfolio of novel bispecific antibodies designed to engage and leverage the potency and precision of gd T cells to orchestrate a robust, natural anti-tumor immune response and improve outcomes for cancer patients. With the collaboration of its partners, Pfizer Inc. (“Pfizer”) and Johnson & Johnson (“J&J”), the Company is advancing its Gammabody pipeline for the development of potential therapeutics in both hematologic malignancies and solid tumors.

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. The Company has incurred net losses since inception, and the Company expects to continue to generate operating losses in the foreseeable future. As of June 30, 2025, the Company had an accumulated deficit of $187.1 million. Management expects to incur additional losses in the foreseeable future.

In February 2025, the board of directors of the Company (the “Board”) adopted a restructuring plan (the “Restructuring Plan”) to extend the Company’s capital resources in connection with initiating a process to evaluate potential strategic alternatives such as a reverse merger, other business combination, dissolution and wind-down, or cash sale transaction. As a result of this strategic review process, the Company recently entered into the Purchase Agreement (as described in Note 11).

Through June 30, 2025, the Company has funded its operations with proceeds from equity financings, collaboration and licensing agreements, government grants, and borrowings under various agreements. The Company would need to raise additional capital to support the completion of its research and development activities, which have recently been halted, or any other strategic alternatives. As noted in Note 11, as of August 2025, the Company has announced its intent to discontinued the LAVA-1266 program. The Company has not incurred any new material financial obligations with respect to the termination of this program.

As of the issuance date of the condensed consolidated financial statements, the Company believes that its cash and cash equivalents and short-term investments will be sufficient to fund its operations for at least the next twelve months from the issuance date of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2025.

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2025, its results of operations for the three and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024. The condensed balance sheet at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

Basis of Presentation

The Company had historically been classified as a foreign private issuer (“FPI”). However, as of June 30, 2024, the Company determined that, pursuant to the definition provided in Rule 405 of the Securities Act of 1933, it no longer satisfied the criteria to be considered an FPI. As such, beginning on January 1, 2025, the Company was required to begin reporting with the U.S. Securities and Exchange Commission on domestic forms and comply with domestic company rules in the United States. The Company retrospectively made the transition from International Financial Reporting Standards (“IFRS”) to U.S. GAAP for all periods from the Company’s inception.

Cash and Cash Equivalents

The Company’s cash equivalents consist of highly liquid investments with remaining maturities at the date of purchase of three months or less.

The Company makes short-term deposits for varying periods of between one day and three months, depending on the Company’s immediate cash requirements. The deposits earn interest at the respective short-term deposit rates. The Company’s cash and cash equivalents balances as of June 30, 2025 and December 31, 2024, included $26.4 million and $35.0 million, respectively, of short-term bank deposits.

The Company did not have any restricted cash as of June 30, 2025 or December 31, 2024.

Short-term Investments

The Company’s investments consist only of holdings in U.S. Treasury debt securities with maturities ranging from three months to one year. Accordingly, the Company classifies these investments as current assets in its consolidated balance sheets. Because the Company has the intent and ability to hold these investments until maturity, the Company classifies its short-term investments in U.S. Treasury debt securities as held to maturity (“HTM”) and thus measures the investments at amortized cost. These assets are classified as Level 1 within the fair value hierarchy as there are quoted prices for identical assets in active markets.

The Company estimates the allowance for credit losses on its HTM debt securities using a current expected credit loss methodology. The Company deducts any expected credit loss on its HTM debt securities from the amortized cost basis of the securities so that the condensed consolidated balance sheets reflect the net amount the Company expects to collect. All of the Company's HTM debt securities are issued by the U.S. Treasury, a department of the U.S. government. U.S. Treasury debt securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, the Company has a zero-credit loss expectation on these securities. Therefore, as of June 30, 2025, and December 31, 2024, the Company did not record an allowance for credit losses on its short-term investments. The amortized cost basis of the Company’s HTM debt securities is $29.8 million and $41.6 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the difference between the amortized cost basis and fair value is less than $0.1 million.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE) (“ASU 2024-03”), requiring additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the condensed consolidated statements of operations and comprehensive loss as well as disclosures about selling expenses. The amendment in this update applies to all public business entities and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the provisions of the amendments and the impact on its disclosures.

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

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Pfizer Inc. - Pfizer Agreement - Agreed-to reimbursement activities	$—	$24
Pfizer Inc. - Pfizer Agreement - Development milestones	—	6,960
Pfizer Inc. - Additional services	—	8
Total revenue from contracts with customers	$—	$6,992

Pfizer Agreement

In September 2022, the Company entered into a license agreement with Pfizer (formally Seagen Inc.) (“Pfizer”) to develop, manufacture, and commercialize PF-08046052 (formerly LAVA-1223), an advanced preclinical asset that utilizes the Company’s proprietary Gammabody technology to target EGFR-positive tumors (the “Pfizer Agreement”). Under the terms of the Pfizer Agreement, the Company received a $50.0 million nonrefundable upfront payment in October 2022 and could receive up to approximately $650.0 million in potential development, regulatory, and commercial milestones, and royalties ranging from high single-digit to mid-teen percentages on future sales. The Pfizer Agreement also provided Pfizer with the opportunity to exclusively negotiate rights to apply the Company's proprietary Gammabody platform on up to two additional tumor targets, although these rights expired during the year ended December 31, 2024. In March 2024, Pfizer achieved a clinical development milestone for PF-08046052, resulting in the first milestone payment of $7.0 million to the Company under the Pfizer Agreement, which was recognized in revenue during the six months ended June 30, 2024.

Under the Pfizer Agreement, the Company was also entitled to receive reimbursement of up to $6.5 million for certain agreed-to research, manufacturing, and supply activities, as well as the transfer of all manufacturing-related know-how and materials, including all CMC documentation, data, and processes, to enable the manufacture of licensed compounds and products by Pfizer. As of December 31, 2024, the Company has recognized an aggregate of $6.4 million for additional agreed-to services requested by Pfizer. The Company did not recognize any revenue related to the reimbursement of additional agreed-to services requested by Pfizer during the three months ended June 30, 2025 or 2024. For the six months ended June 30, 2024, the Company recognized less than $0.1 million related to the reimbursement of additional agreed-to services requested by Pfizer. The Company did not recognize any revenue related to the reimbursement of additional agreed-to services requested by Pfizer during the six months ended June 30, 2025. The Company does not anticipate receiving reimbursement for any additional agreed-to services at this time.

Deferred Revenue

The Company determined that the one-time buy-up fee of $35.0 million represents a variable consideration and not a performance obligation, for which it has deferred revenue recognition until such time the option expires or the Company exercises the option. The Company allocated the variable consideration from the buy-up fee to the license performance obligation as it aligns with the economic substance of the Pfizer Agreement. The Company received the non-refundable upfront payment of $50.0 million in October 2022, and recorded the variable consideration of $35.0 million as a deferred revenue liability. The balance as of June 30, 2025 and December 31, 2024 was $35.0 million. If the Company does not exercise the buy-up option and the option expires, the Company will recognize the revenue related to the license performance obligation as there are no remaining performance obligations. If the Company does exercise the buy-up option, the Company will account for this amount as a refund of the transaction price to the customer. The Company will make a decision on whether or not to exercise the buy-up option once clinical data is received from Pfizer, and the Company expects this decision could occur as early as 2026.

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

The Company did not recognize any revenue related to development milestones under the J&J Agreement during the three and six months ended June 30, 2025 or 2024.

4. Accrued Expenses and Other Current Liabilities

The following table presents the components of the Company’s accrued expenses and other current liabilities:

	June 30,	December 31,
(in thousands)	2025	2024
Research and development external project costs	$1,298	$7,138
Personnel-related expenses	1,210	1,398
Income taxes	300	335
Professional fees	397	598
Employee termination benefits	564	—
Other	415	614
	$4,184	$10,083

5. Restructuring

In February 2025, the Company adopted a restructuring plan to extend its capital resources in connection with initiating a process to evaluate strategic alternatives (the “Restructuring Plan”). As part of the Restructuring Plan, the Company approved a reduction of approximately 30% of the global workforce to better align the Company’s resources with its then-focus on the LAVA-1266 program. During the three months ended June 30, 2025, the Company executed further initiatives in relation to the initial Restructuring Plan. On April 18, 2025, the Company entered into an agreement to terminate the operating lease arrangement effective May 1, 2025 for laboratory and office space in Utrecht, the Netherlands and sell a portion of the remaining fixed assets to the landlord and new tenant. Further, on May 12, 2025, the Board approved the reduction of all of the workforce remaining in the Netherlands by July 31, 2025 and the termination of its lease arrangement in Den Bosch, the Netherlands effective August 1, 2025.

The Company incurred the following restructuring and impairment charges for the three months ended June 30, 2025, of which $2.2 million and $0.4 million are recorded in research and development and general and administrative expenses, respectively, in the consolidated statement of operations and comprehensive loss (in thousands):

Three Months Ended
June 30, 2025
Employee termination benefits	$1,514
Costs for terminated contracts	461
Loss on sale of fixed assets	358
Impairment charges	279
Total restructuring and impairment charges	$2,612

The Company incurred the following restructuring and impairment charges for the six months ended June 30, 2025, of which $2.6 million and $0.6 million are recorded in research and development and general and administrative expenses, respectively, in the consolidated statement of operations and comprehensive loss (in thousands):

Six Months Ended
June 30, 2025
Employee termination benefits	$1,967
Costs for terminated contracts	579
Loss on sale of fixed assets	358
Impairment charges	323
Total restructuring and impairment charges	$3,227

The actions associated with the Restructuring Plan commenced in February 2025 and are expected to be completed by the end of 2025.

Employee Termination Benefits

Employees affected by the Restructuring Plan received involuntary termination benefits pursuant to a one-time benefit for a set period of time. Employees who were notified of their termination in 2025 had no requirements to provide future services beyond the minimum retention period. As such, the Company recognized the liability for the termination benefits in full at fair value at the date of communication to the employee.

The following table shows the liability related to employee termination benefits as of June 30, 2025 (in thousands):

June 30,
2025
Accrued employee termination benefits as of January 1, 2025	$—
Employee termination benefits charges incurred during the period	1,967
Amounts paid or otherwise settled during the period	(1,403)
Accrued employee termination benefits as of June 30, 2025	$564

The Company does not anticipate incurring any additional costs as part of the workforce reduction.

Costs for Terminated Contracts

The Restructuring Plan resulted in contract termination costs from vendor contracts before the end of their term. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognized these unavoidable contract costs when incurred.

The following table shows the liability related to costs for contract termination costs as of June 30, 2025 (in thousands):

June 30,
2025
Accrued contract costs as of January 1, 2025	$—
Contract costs incurred during the period	579
Amounts paid or otherwise settled during the period	(528)
Accrued contract costs as of June 30, 2025	$51

These costs are subject to significant estimation based on the Company’s expectation of the costs that will continue to be incurred on the contracts, as well as negotiation of contract changes and terminations with its vendors. The Company does not anticipate incurring significant additional contract costs.

Loss on Sale of Fixed Assets and Impairment Charges

In conjunction with the Restructuring Plan and the agreements to terminate the operating lease arrangement for laboratory and office space in Utrecht, the Netherlands, effective May 1, 2025 and to terminate the lease arrangement in Den Bosch, the Netherlands effective August 1, 2025, the Company disposed of fixed assets through sale and abandonment. The Company recorded a loss of $0.4 million, net of proceeds of $0.3 million from the sale of fixed assets, which was recorded in research and development expenses in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025.

Additionally, the Company evaluated certain other fixed assets, leasehold improvements, and right of use assets and concluded that it would abandon the fixed assets, leasehold improvements, and right of use assets in the three months ended June 30, 2025, and as a result, the Company incurred $0.3 million in impairment charges, of which $0.2 million and less than $0.1 million were recorded in research and development and general and administrative expenses, respectively, in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025.

6. Discontinuation of Clinical Trials

In December 2024, the Company announced that the clinical trial of LAVA-1207 targeting prostate specific membrane antigen(“PSMA”)-expressing cancers for patients with metastatic castration resistant prostate cancer (“mCRPC”) was no longer recruiting and would be discontinued after no patients remain on treatment. The Company was evaluating LAVA-1207 in an open-label, multi-center Phase 1 clinical trial to evaluate safety, tolerability, pharmacokinetics, pharmacodynamics, immunogenicity and preliminary anti-tumor activity of LAVA-1207 and to determine recommended dose(s) for optimization in a Phase 2a clinical trial. The Company made the decision to discontinue the LAVA-1207 development program, as the Phase 1 trial did not reach the Company’s internal benchmarks. The decision was not due to safety concerns. As a result of the discontinuation, the Company had accrued $3.9 million as of December 31, 2024 and $0.7 million as of June 30, 2025 for costs associated with clinical trial, contract manufacturing, and bioanalytical activities for LAVA-1207. During the six months ended June 30, 2025 the Company paid $2.9 million and negotiated a reduction in a contract resulting in an update to the estimate for remaining costs of $0.3 million. The Company expects to pay or settle the remaining amount during the year ending December 31, 2025. The Company reviewed the relevant items of its condensed consolidated balance sheets and did not identify any asset that would require impairment as a result of the discontinuation of the clinical trial of LAVA-1207.

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

In March 2025, the Company received notice from the RVO that repayment of the remaining loan balance of $5.2 million had been permanently waived. The Company recognized a gain on extinguishment within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2025 and six months ended June 30, 2025.

The Company recognized interest expense related to the Credit of $0.0 million and $0.1 million for the three months ended June 30, 2025 and 2024, and $0.1 million and $0.3 million for the six months ended June 30, 2025 and 2024.

8. Commitments and Contingencies

The Company accrues for contingency liabilities, including those involving general liability, workers’ compensation, and other matters, when it is probable that the Company will incur and can reasonably estimate future costs (including legal fees and expenses). The Company bases the accruals on developments to date, management's estimates of the outcomes of these matters, and the Company's experience in contesting, litigating, and settling similar matters. The Company reviews its legal contingencies at each reporting period and adjusts the liabilities to reflect the current best estimate. The Company was not party to any pending legal proceedings or claims as of June 30, 2025 or December 31,

2024. Other than the Amsterdam UMC Agreement described below, the Company has not made any material commitments.

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

As of June 30, 2025 and 2024, the Company had potentially dilutive share-based options of 7,248,459 and 6,047,423, respectively. The Company excluded these awards from the calculation of the diluted weighted average number of common shares outstanding because their effect on the loss per share would have been anti-dilutive as the Company was in a net loss position in both periods.

10. Segment Information

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

The CODM assesses performance for the segment and decides how to allocate resources based on net loss that also is reported on the condensed consolidated statements of operations and comprehensive loss. Significant expenses within the condensed consolidated statements of operations and comprehensive loss, as well as within net loss, include research and development, and general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statements of operations and comprehensive loss. Other segment items within net loss include other income (expense), net, and income tax expense, net. In the context of considerations around significant segment expenses, as the expense information that is regularly provided to the CODM is aligned with the consolidated expenses as presented on the statements of operations and comprehensive loss, such expense disclosures are not replicated here.

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

11. Subsequent Events

Entry into Share Purchase Agreement with XOMA

On August 3, 2025, the Company entered into a share purchase agreement with XOMA Royalty Corporation, a Nevada corporation (“XOMA”). The purchase agreement (the “Purchase Agreement”) provides for, among other things, the acquisition of all of the Company’s issued and outstanding common shares, par value €0.12 per share, by XOMA through a tender offer, for a price per share of $1.16 plus an additional amount of cash of up to $0.08 per share plus one contingent value right per share, which represents the right to receive potential payments, in cash, described in, and subject to and in accordance with the terms and conditions of, a contingent value rights agreement.

If the Purchase Agreement is terminated by the Company under certain circumstances specified in the Purchase Agreement, including in connection wih the Company’s entry into an agreement with respect to a Superior Proposal (as such term is defined in the Purchase Agreement), the Company would be required to pay XOMA a termination fee of $0.75 million.

Decision to Discontinue Phase 1 Trial of LAVA-1266

On August 4, 2025, the Company announced its decision to discontinue its Phase 1 clinical trial of LAVA-1266 for acute myeloid leukemia and myelodysplastic syndrome and initiate the wind-down of the LAVA-1266 program. An estimate of costs related to the discontinuance of the LAVA-1266 clinical trial cannot be made at this time.

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

Overview

We are a clinical-stage immuno-oncology company that has historically focused on our proprietary Gammabody® bispecific gamma delta (gd) T cell engagers to transform the treatment of cancer. We are currently advancing our Gammabody pipeline for the development of potential therapeutics in both hematologic malignancies and solid tumors through two partnered programs:

●	JNJ-89853413, targeting CD33 and hematologic cancers (NCT06618001), partnered with Johnson & Johnson, and
●	PF-08046052, targeting EGFR-positive tumors (NCT05983133), partnered with Pfizer, Inc.

In February 2025, our board of directors (the “Board”) adopted a restructuring plan (the “Restructuring Plan”) to extend our capital resources in connection with initiating a process to evaluate potential strategic alternatives such as a reverse merger, other business combination, dissolution and wind-down, or cash sale transaction. As a result of this strategic review process, we recently entered into the Purchase Agreement (as described below).

Our current pipeline consists of two partnered assets: JNJ-89853413, targeting CD33 and hematologic cancers (NCT06618001), partnered with Johnson & Johnson, and PF-08046052, targeting EGFR-positive tumors (NCT05983133), partnered with Pfizer, Inc. Through these partnered programs, we continue to investigate the utility of gamma delta bispecific antibodies to treat solid tumors and hematologic malignancies. We are exploring business development-related activities for these programs as well as other strategic alternatives, including for the recently halted LAVA-1266 program, to maximize shareholder value for our remaining assets.

Decision to Discontinue Phase 1 Trial of LAVA-1266

On August 4, 2025, the Company announced its decision to discontinue its Phase 1 clinical trial of LAVA-1266 for acute myeloid leukemia and myelodysplastic syndrome and initiate the wind-down of the LAVA-1266 program. An estimate of costs related to the discontinuance of the LAVA-1266 clinical trial cannot be made at this time.

Purchase Agreement; Tender Offer

On August 3, 2025, we entered into a share purchase agreement (the “Purchase Agreement”) with XOMA Royalty Corporation, a Nevada corporation (“XOMA”). The Purchase Agreement provides for, among other things, the acquisition of all of our issued and outstanding common shares, par value €0.12 per share, by XOMA through a tender offer (the “Offer”), for a price per Share of $1.16 plus an additional amount of cash of up to $0.08 per Share plus one contingent value right (“CVR”) per share, which represents the right to receive potential payments, in cash, described in, and subject to and in accordance with the terms and conditions of, a contingent value rights agreement (the “CVR Agreement”).

XOMA’s obligation to purchase the shares pursuant to the Offer is subject to the satisfaction or waiver of various usual and customary conditions as described further in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2025 (the “Transaction 8-K”) and the documents filed as exhibits thereto. The terms of the CVR Agreement are also set forth in more detail in the Transaction 8-K. See also Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 11 — Subsequent Events” of this Quarterly Report for further details.

Restructuring Plan

On February 20, 2025, our Board adopted a Restructuring Plan to extend our capital resources in connection with initiating a process to evaluate strategic alternatives. As part of the Restructuring Plan, we approved a workforce reduction of approximately 30% of the global workforce to better align our resources with our then-focus on our LAVA-1266 program. During the six months ended June 30, 2025, we recognized $0.5 million of expenses associated with the workforce reduction, of which $0.4 million was recorded within research and development expense and less than $0.1 million was recorded within general and administrative expense in our condensed consolidated statements of operations and comprehensive loss.

On April 18, 2025, we entered into an agreement to terminate our operating lease arrangement for laboratory and office space in Utrecht, the Netherlands and sell a portion of the remaining fixed assets to the landlord and new tenant. We incurred $1.0 million of expenses associated with the lease termination during the three months ending June 30, 2025, net of $0.3 million of proceeds received from the sale of the assets, of which $0.8 million was recorded within research and development expense and $0.2 million was recorded within general and administrative expense in our condensed consolidated statements of operations and comprehensive loss.

On May 13, 2025, the Board extended the Restructuring Plan in connection with the ongoing process to evaluate strategic alternatives and better align our resources with our then-focus on our LAVA-1266 program. As part of the Restructuring Plan, the Board approved the elimination of the positions of our remaining Netherlands employees by July 31, 2025 and the termination of our lease arrangement in Den Bosch, the Netherlands effective August 1, 2025. We incurred $1.7 million of expenses related to this additional restructuring during the three months ended June 30, 2025, of which $1.3 million was recorded within research and development expense and $0.4 million was recorded within general and administrative expense in our condensed consolidated statements of operations and comprehensive losses.

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

Collaboration Agreement with Pfizer

In September 2022, we entered into an exclusive license agreement with Pfizer (formerly Seagen Inc.) (the “Pfizer Agreement”) to develop, manufacture and commercialize PF-8046052 (formerly LAVA-1223), an advanced preclinical asset that utilizes our proprietary Gammabody technology to target EGFR-positive tumors. Under the Pfizer Agreement, we received a $50.0 million nonrefundable upfront payment in October 2022 and are eligible to receive up to approximately $650.0 million upon the achievement of development, regulatory and commercial milestones, as well as royalties ranging from the low teens to high mid-teens on future sales. The Pfizer Agreement also provided Pfizer with the opportunity to exclusively negotiate rights to apply our proprietary Gammabody platform on up to two additional tumor targets, which Pfizer did not exercise. In March 2024, Pfizer paid us $7.0 million for achieving a clinical milestone. Under the Pfizer Agreement, we were also entitled to receive reimbursement of up to $6.5 million for certain agreed-to research, manufacturing, and supply activities, as well as the transfer of all manufacturing-related know-how and materials, including all CMC documentation, data, and processes, to enable the manufacture of licensed compounds and products by Pfizer. We do not anticipate receiving reimbursement for any additional agreed-to services at this time.

Pfizer has also granted us a one-time option to obtain increased royalties if we exercise a buy up option within a certain amount of time from certain key early clinical data becoming available for the first licensed product. Following notice, we have a specified period to exercise the buy-up option to pay Pfizer a one-time $35.0 million fee (the “buy-up fee”). In the event we exercise the buy-up option and pay the buy-up fee, we are entitled to receive tiered royalties based on commercial sales levels from low teen to high teen percentages of net sales of licensed products.

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

Research and Development Expenses

Research and development expenses consist primarily of the costs incurred in performing research and development activities and conducting preclinical studies and clinical trial activities. Our research and development expenses consist of:

●	personnel-related expenses such as compensation and employee benefits for employees engaged in research and development;
●	expenses incurred under agreements with contract manufacturing organizations (“CMOs”), contract research organizations (“CROs”), and consultants that conduct and support preclinical studies and clinical trial activities;
●	expenses incurred in connection with internal research and development and research services agreements with third-parties;
●	expenses including laboratory supplies and research materials, facility expenses, and depreciation of research and development fixed assets; and
●	share-based compensation for employees engaged in research and development.

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

General and Administrative Expenses

General and administrative expenses consist of costs incurred for operational expenses such as accounting, legal and insurance, and related activities. Our general and administrative expenses consist of:

●	personnel-related expenses, such as compensation and employee benefits for employees engaged in general and administrative activities;
●	professional and consultant fees for third-party consultants supporting audit, accounting, and finance compliance and financial consulting activities;
●	expenses including facilities, insurance and related costs such as depreciation expenses and other corporate and operating expenses not included in research and development;
●	share-based compensation for employees engaged in general and administrative activities; and
●	expenses and legal costs related to the protection of our intellectual property.

General and administrative expenses are expensed as incurred.

Gain on Extinguishment of Borrowings

In 2019, we applied for and received a $5.5 million Innovation Credit (the “Credit”) from Rijksdienst voor Ondernemend Nederland (“RVO”). The Credit contributed to the development of LAVA-051, and we pledged certain assets of that project as a guarantee. In March 2025, we received notice from the RVO that the remaining loan balance of $5.2 million had been permanently waived. We recognized this non-cash gain on extinguishment within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss during the six months ended June 30, 2025.

Income Tax

We are subject to income taxes in the Netherlands, the United States, and Australia. Income tax expense of $0.3 million and $0.2 million was recognized during the six months ended June 30, 2025 and 2024, respectively, due to the profitable positions in the U.S. and Australia as a result of the cost plus intercompany renumeration in both jurisdictions.

We continue to be in a taxable loss position in the Netherlands and as such continue to maintain a full valuation allowance against all of our deferred tax assets in the jurisdiction. We have evaluated the positive and negative evidence involving our ability to realize the deferred tax assets and have concluded that it is more likely than not that we will not realize the benefits of our deferred tax assets. We reevaluate the positive and negative evidence at each reporting period.

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act”, into law which contains a broad range of tax reform provisions affecting businesses. In accordance with U.S. GAAP, we will account for the tax effects of changes in tax law in the period of enactment, which is in the third quarter of calendar year 2025. We are currently in the process of analyzing the tax impacts of the law change; however, we do not expect a material impact on the financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
(in thousands)	2025	2024	Change
Revenue:
Revenue from contracts with customers	$—	$—	$-
Total revenue	—	—	-
Cost and expenses:
Research and development	(4,739)	(5,958)	(1,219)
General and administrative	(2,550)	(3,435)	(885)
Total cost and expenses	(7,289)	(9,393)	(2,104)
Operating loss	(7,289)	(9,393)	(2,104)
Other (expense) income, net
Interest income	607	968	(361)
Interest expense	—	(129)	129
Foreign currency exchange (loss) gain, net	(1,885)	340	(2,225)
Total other (expense) income, net	(1,278)	1,179	(2,457)
Net loss before taxes	(8,567)	(8,214)	353
Income tax expense	(72)	(86)	(14)
Net loss	$(8,639)	$(8,300)	$339

Research and Development Expenses

Below are our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
(in thousands)	2025	2024	Change
Pre-clinical and clinical trial expenses	$2,921	$3,704	$(783)
Personnel-related expenses	892	1,366	(474)
Facilities and other research and development expenses	640	340	300
Research and development activities expenses	164	274	(110)
Share-based compensation expense	122	274	(152)
	$4,739	$5,958	$(1,219)

Research and development expenses were $4.7 million for the three months ended June 30, 2025, compared to $6.0 million for the three months ended June 30, 2024. Pre-clinical and clinical trial expenses decreased by $0.8 million, primarily due to the discontinuation of the LAVA-1207 clinical trial in December 2024, offset by clinical trial expenses for LAVA-1266. Personnel-related expenses decreased by $0.5 million primarily due to a reduction in headcount in 2024 offset by the accrual of severance payments related to the May 2025 restructuring activities. Facilities and other research and development expenses increased by $0.3 million due to the loss on the sale of fixed assets and impairment costs associated with the termination of our lease arrangements in Utrecht, Netherlands. Research and development activities expenses decreased by $0.1 million primarily due to decreased third-party research project expenses in the three months ended June 30, 2025 as compared to the same period in 2024. Share-based compensation expense decreased by $0.2 million due to fewer options being issued in 2025 as compared to 2024 and a reduction in our overall share price.

General and Administrative Expenses

Below are our general and administrative expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
(in thousands)	2025	2024	Change
Personnel-related expenses	$1,076	$1,003	$73
Professional and consultant fees	751	889	(138)
Insurance, facilities, fees and other related costs	404	625	(221)
Share-based compensation expense	318	547	(229)
Patent-related costs	1	371	(370)
	$2,550	$3,435	$(885)

General and administrative expenses were $2.6 million for the three months ended June 30, 2025, compared to $3.4 million for the three months ended June 30, 2024. Personnel-related expenses increased by $0.1 million primarily due to the accrual of severance payments related to the May 2025 restructuring activities offset by a corresponding reduction in headcount. Professional and consultant fees decreased by $0.1 million primarily due to consultant costs associated with the transition to United States generally accepted accounting principles (“U.S. GAAP”) incurred during the three months ended June 30, 2024. Insurance, facilities, fees and other related costs decreased by $0.2 million primarily due to a reduction in directors and officers insurance premiums as well as reduced office lease costs. Share-based compensation expense decreased by $0.2 million due to fewer options being issued in 2025 as compared to 2024 and a reduction in our overall share price. Patent-related costs decreased by $0.4 million due to a reduction in the number of patent filings we made.

Other (expense) income, net

Other (expense) income, net was $(1.3) million for the three months ended June 30, 2025, compared to $1.2 million for the three months ended June 30, 2024. The decrease of $2.5 million is primarily due a period over period change of $2.2 million in foreign exchange loss, net due to the impact of the fluctuation of the USD currency rate compared to the Euro. Interest income decreased by $0.4 million and interest expense decreased by $0.1 million, respectively, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease in interest income was due to lower interest rates for cash held in money market accounts, while the decrease in interest expense was due to the forgiveness of the RVO credit balance and related interest being waived in March 2025.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
(in thousands)	2025	2024	Change
Revenue:
Revenue from contracts with customers	$—	$6,992	$(6,992)
Total revenue	—	6,992	(6,992)
Cost and expenses:
Research and development	(8,895)	(11,606)	(2,711)
General and administrative	(5,982)	(6,816)	(834)
Total cost and expenses	(14,877)	(18,422)	(3,545)
Operating loss	(14,877)	(11,430)	3,447
Other income (expense), net
Interest income	1,320	1,938	(618)
Interest expense	(129)	(259)	130
Foreign currency exchange (loss) gain, net	(3,338)	997	(4,335)
Gain on extinguishment of borrowings	5,203	—	5,203
Total other income, net	3,056	2,676	380
Net loss before taxes	(11,821)	(8,754)	3,067
Income tax expense	(297)	(154)	143
Net loss	$(12,118)	$(8,908)	$3,210

Revenue from Contracts with Customers

Our revenue from contracts with customers was $0.0 million and $7.0 million for the six months ended June 30, 2025 and 2024, respectively.

In connection with the Pfizer Agreement, we recognized $7.0 million in revenue in the six months ended June 30, 2024 related to the achievement by Pfizer of a clinical development milestone for PF-08046052, less than $0.1 million for agreed-to reimbursement activities, and less than $0.1 million for other services in connection with the Pfizer Agreement. We did not recognize any revenue under the Pfizer Agreement in the six months ended June 30, 2025.

Research and Development Expenses

Below are our research and development expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
(in thousands)	2025	2024	Change
Pre-clinical and clinical trial expenses	$4,035	$7,098	$(3,063)
Personnel-related expenses	2,645	2,525	120
Facilities and other research and development expenses	1,086	642	444
Research and development activities expenses	734	624	110
Share-based compensation expense	395	717	(322)
	$8,895	$11,606	$(2,711)

Research and development expenses were $8.9 million for the six months ended June 30, 2025, compared to $11.6 million for the six months ended June 30, 2024. Pre-clinical and clinical trial expenses decreased by $3.1 million, primarily due to the discontinuation of the LAVA-1207 clinical trial in December 2024, offset by clinical trial expenses for our LAVA-1266 program. Personnel-related expenses increased by $0.1 million primarily due to the accrual of severance payments related to restructuring activities initiated in February and May 2025 and expenses related to the hiring of a new chief scientific officer in January 2025. Facilities and other research and development expenses increased by $0.4 million due to the loss on the sale of fixed assets and impairment costs associated with the termination of our lease arrangements in Utrecht and Den Bosch. Research and development activities expenses increased by $0.1 million primarily due to an increase in third-party research project expenses in the six months ended June 30, 2025 as compared to the same period in 2024. Share-based compensation expense decreased by $0.3 million due to fewer options issued in the six months ended June 30, 2025 as compared to the same period in 2024 and a reduction in our overall share price.

General and Administrative Expenses

Below are our general and administrative expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
(in thousands)	2025	2024	Change
Personnel-related expenses	$2,242	$1,960	$282
Professional and consultant fees	1,883	1,580	303
Insurance, facilities, fees and other related costs	1,119	1,354	(235)
Share-based compensation expense	585	1,199	(614)
Patent-related costs	153	723	(570)
	$5,982	$6,816	$(834)

General and administrative expenses were $6.0 million for the six months ended June 30, 2025, compared to $6.8 million for the six months ended June 30, 2024. Personnel-related expenses increased $0.3 million primarily due to salary increases for employees and the accrual of severance payments related to restructuring activities initiated in February and May 2025 offset by a corresponding reduction in headcount. Professional and consultant fees increased by $0.3 million due to a transition of staffing from internal employees to external consultants and ongoing financial consulting services associated with the transition to U.S. GAAP and preparation and filing of our first Annual Report on Form 10-K since our transition to a domestic filer. Insurance, facilities, fees and other related costs decreased by $0.2 million primarily due to a reduction in directors and officers insurance premiums as well as reduced office lease costs. Share-based compensation expense decreased by $0.6 million due to fewer options issued in the six months ended June 30, 2025 as compared to the same period in 2024 and a reduction in our overall share price. Patent-related costs decreased by $0.6 million due to a reduction in the number of patent filings we made in 2025 as compared to the same period in the prior year.

Other income (expense), net

Other income (expense), net was $3.1 million for the six months ended June 30, 2025, compared to $2.7 million for the six months ended June 30, 2024. The increase of $0.4 million is primarily due a $5.2 million gain on extinguishment of borrowings due to the RVO credit balance being waived in March 2025, offset by a period over period change of $4.3 million in foreign exchange loss, net due to the impact of the fluctuation of the USD currency rate compared to the Euro and an interest income decrease by $0.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through issuance of preference shares prior to our initial public offering (“IPO”), from the sale of common shares in our IPO, and more recently, through research and licensing revenue and receipt of milestone payments under our collaboration agreements. Our expenditures are primarily related to research and development activities and general administrative activities to support business operations.

In 2019, we received a $5.5 million Innovation Credit from Rijksdienst voor Ondernemend Nederland (RVO) for the LAVA-051 program. Borrowings under the Innovation Credit, which bore interest at 10.0%, were received in quarterly installments. In March 2025, we received notice from the RVO that the remaining loan balance of $5.2 million had been permanently waived. We recognized this non-cash gain on extinguishment within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss during the six months ended June 30, 2025.

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

Cash and cash equivalents and short-term investments are financial instruments that potentially subject us to concentrations of credit risk. As of June 30, 2025 and December 31, 2024, cash consists of cash deposited with four financial institutions and account balances in excess of the federally insured limits. Management believes that we are not exposed to significant credit risk due to the financial strength of these financial institutions.

Contractual Obligations and Commitments

During the three and six months ended June 30, 2025, there were no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 28, 2025.

Funding Requirements

Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments of $56.2 million as of June 30, 2025 are sufficient to meet our projected cash requirements for at least 12 months from the date of this Quarterly Report. However, our operating plan may change as a result of many factors currently unknown to us, including as a result of our ongoing strategic alternatives analysis and the outcome of the proposed transactions with XOMA described above. In light of the proposed transactions with XOMA, we expect our expenses and capital requirements will decrease in connection with our ongoing activities as we pursue these transactions and explore strategic alternatives for our clinical and research programs. However, our expenses and capital requirements could increase if we:

●	resume development of our product candidates, including LAVA-1266 and other early-stage development candidates;
●	initiate, conduct and complete any future preclinical studies and clinical trials for our current and future product candidates;
●	resume development of processes and scale manufacturing production for our current and future product candidates in accordance with cGMP;
●	seek regulatory and marketing approvals for LAVA-1266 and any of our other development candidates that successfully complete clinical trials;
●	maintain, protect and expand our intellectual property portfolio, including costs associated with opposing and invalidating competitor patents and licensing other technologies for our product candidates;
●	add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts;
●	complete our strategic review of our business and acquire or in-license additional product candidates and technologies, pursue a sale, merger or acquisition of the business, or other strategic alternatives;
●	incur additional legal, accounting and other expenses associated with operating as a public company;
●	address any events outside of our control, including, but not limited to, outbreaks of infectious diseases; and
●	face general economic and market conditions and overall fluctuations in the United States and international equity markets, such as the Russian invasion of Ukraine, the conflict in the Middle East and other geopolitical conditions.

In the event that we do not consummate the transactions with XOMA, we will require substantial additional funding to develop our product candidates and support our continuing operations. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through equity offerings, debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity or convertible debt securities, our shareholders will suffer dilution and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. If we raise funds through collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, product candidates or research programs or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common shares. Our ability to raise additional funds or complete a strategic transaction may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, scale back or cease our research and development activities, preclinical studies and clinical trials for our product candidates.

Cash Flows

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2025	2024	Change
Net cash used in operating activities	$(25,394)	$(9,057)	$(16,337)
Net cash provided by investing activities	12,662	1,057	11,605
Net cash provided by financing activities	—	24	(24)
Net decrease in cash and cash equivalents	$(12,732)	$(7,976)	$(4,756)

Operating Activities

During the six months ended June 30, 2025, $25.4 million of cash was used in operating activities, primarily resulting from our net loss of $12.1 million, net non-cash add-backs of $4.7 million, which included a gain on extinguishment of borrowings of $5.2 million, and net cash used by changes in our operating assets and liabilities of $8.6 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2025 consisted primarily of an increase in prepaid expenses and other current assets of $0.6 million, a decrease in accrued expenses and other current liabilities of $6.5 million, and a decrease in accounts payable of $1.5 million.

During the six months ended June 30, 2024, $9.1 million of cash was used in operating activities, primarily resulting from our net loss of $8.9 million, net non-cash add-backs of $0.9 million, and net cash used by changes in our operating assets and liabilities of $1.0 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2024 consisted primarily of an increase in prepaid expenses and other current assets of $0.2 million, a decrease in accounts payable of $0.3 million, and a decrease in accrued expenses and other current liabilities of $0.5 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025 was $12.7 million compared to net cash provided by investing activities of $1.1 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, we received $47.0 million from the maturities of investments, offset by investment purchases of $34.6 million. During the six months ended June 30, 2024, we received $57.0 million from the maturities of investments and proceeds from the sale of property and equipment, respectively, offset by purchases of investments of $56.0 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 and 2024 was $0.0 million and less than $0.1 million, respectively. The net cash provided by financing activities for the six months ended June 30, 2024 was due to proceeds from option exercises.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

Investing in our common shares involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in the Annual Report, including the disclosure therein under Part I, Item 1A, “Risk Factors,” before deciding whether to invest in our common shares. These are not the only risks facing our business. Other risks and uncertainties that we are not currently aware of or that we currently consider immaterial also may materially adversely affect our business, financial condition and future results. Risks we have identified but currently consider immaterial could still also materially adversely affect our business, financial condition and future results of operations if our assumptions about those risks are incorrect or if circumstances change.

There were no material changes during the period covered in this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A of the Annual Report, except as follows:

Risks Related to the Proposed Transactions with XOMA

The proposed transactions with XOMA are subject to a number of conditions beyond our control. Failure to complete proposed transactions within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our share price.

On August 3, 2025, we entered into the Purchase Agreement with XOMA, pursuant to which, and upon the terms and subject to the conditions of, XOMA will commence a tender offer to purchase all of our outstanding common shares. XOMA’s obligation to accept our common shares tendered in the Offer is subject to conditions, including: (i) that the number of common shares validly tendered and not validly withdrawn, represents at least 80% (which may be lowered to 75% in certain cases) of our issued and outstanding share capital immediately prior to the expiration of the Offer (such condition, the “Minimum Condition”); (ii) our Closing Net Cash (as defined in and determined in accordance with the Purchase Agreement) will be at least $31.5 million as of the expiration of the Offer (the “Closing Net Cash Condition”); (iii) the accuracy of our representations and warranties contained in the Purchase Agreement, including that, since the date of the Purchase Agreement, there shall not have occurred any Company Material Adverse Effect (as defined in the Purchase Agreement), (iv) our performance in all material respects of its obligations under the Purchase Agreement, (v) the adoption of certain resolutions by our shareholders at an extraordinary general meeting and (vi) the other conditions set forth in the Purchase Agreement. The obligations of XOMA to consummate the proposed transactions under the Purchase Agreement are not subject to a financing condition.

We cannot predict whether or when these conditions will be satisfied. If one or more of these conditions are not satisfied, and as a result, we do not complete the proposed transactions, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed transactions. Certain costs associated with the proposed transactions have already been incurred or may be payable even if the proposed transactions are not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the proposed transactions, including any adverse changes in our relationships with our partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the proposed transactions.

Our share price may also fluctuate significantly based on announcements by XOMA, other third parties, or us regarding the proposed transactions or based on market perceptions of the likelihood of the satisfaction of the Minimum Condition or other conditions to the consummation of the proposed transactions. Such announcements may lead to perceptions in the market that the proposed transactions may not be completed, which could cause our share price to fluctuate or decline. Other factors outside of our control, such as a governmental entity enacting a legal restraint or prohibition that prevents or prohibits the proposed transactions, could cause us not to satisfy the closing condition relating to the absence of legal restraints and thus the proposed transactions would not be consummated. Further, unforeseen and unexpected expenses could cause our net cash to be below the applicable threshold thus causing us to fail to satisfy the Closing Net Cash Condition.

If we do not consummate the proposed transactions, the price of our common shares may decline significantly from the current market price, which may reflect a market assumption that the proposed transactions will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our common shares.

The consideration payable to holders of our common shares and in-the-money options pursuant to the Purchase Agreement will be adjusted if our net cash amount exceeds a certain threshold but will not otherwise be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in our share price.

The consideration payable to holders of our common shares and in the money Company Options will be adjusted based on our Closing Net Cash but will not be otherwise adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, our common shares.

Our shareholders may not receive any payment on the CVR and the CVR may expire valueless.

If the proposed transactions are completed, the holders of our common shares and in the money Company Options will be entitled to receive one CVR per share (or underlying share, as the case may be), representing the right to receive, subject to the terms and conditions of the CVR Agreement, contingent cash payments calculated as follows: (i) 100% of the amount by which our Closing Net Cash as adjusted for any Permitted Deductions (as defined in the CVR Agreement) made within ninety (90) days following the date on which the closing occurs (the "Closing Date”), exceeds Closing Net Cash as finally determined pursuant to the Purchase Agreement; (ii) (A) 100% of the Net Proceeds (as defined in the CVR Agreement), if any, from any disposition by us, of all or any part of the rights, intellectual property and other assets related to our LAVA-1266 program entered into prior to the Closing or (B) 75% of the Net Proceeds, if any, of such dispositions by XOMA and its affiliates (including us after the Closing) from the Closing until 10 years after the Closing (the “Expiration Date”); and (iii) 75% of the Net Proceeds, if any, due to or received by XOMA or any of its affiliates, including us (after the Closing) and New Topco, in respect of our collaborations with Pfizer and J&J after the Closing until the Expiration Date. In the event that no CVR Proceeds (as defined in and determined in accordance with the CVR Agreement) become payable prior to the Expiration Date, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not have any voting or dividend rights, and will not represent any equity or ownership interest in us or any of our affiliates, and interest will not accrue on any amounts potentially payable on the CVRs. Accordingly, the right of any of our shareholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the occurrence of a disposition or the receipt of payments under our Pfizer and J&J collaborations, as outlined above, and if no such dispositions or payments are achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.

The Purchase Agreement contains provisions that could discourage a potential competing acquirer.

The Purchase Agreement provides that, upon the terms and subject to the conditions thereof, we and our representatives cannot directly or indirectly solicit, initiate, encourage or knowingly facilitate discussions with third parties regarding other proposals to acquire or combine with us and we are subject to restrictions on our ability to respond to any such proposal. In the event that we receive an acquisition proposal from a third party, we must notify XOMA of such proposal and negotiate in good faith with XOMA prior to terminating the Purchase Agreement or effecting a change in the recommendation of our board of directors to our shareholders with respect to the proposed transactions. The Purchase Agreement also contains certain termination rights for XOMA and us and further provides that, upon termination of the Purchase Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Purchase Agreement, we will be required to pay XOMA a termination fee of $750,000. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the transaction. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our shareholders than it might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances. If the Purchase Agreement is terminated and we decide to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the proposed transactions with XOMA.

Shareholder or other litigation could prevent or delay the consummation of the proposed transactions with XOMA or otherwise negatively impact our business, operating results and financial condition.

Complaints or lawsuits may in the future be filed against us, our board of directors, XOMA, any of XOMA’s boards of directors and/or others in connection with the transactions contemplated by the Purchase Agreement. The outcome of litigation is uncertain, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims, and we may not be successful in defending against any such future claims.

We may incur additional costs in connection with the defense or settlement of any future shareholder or other litigation (including creditor opposition filed under Dutch law) in connection with the proposed transactions. Further, any such future litigation (including creditor opposition) could cause a delay in completion of the proposed transactions or may adversely affect our ability to complete the proposed transactions and may impact our ability to meet the Closing Net Cash Condition. We could incur significant costs in connection with any such litigation (including creditor opposition), including costs associated with the indemnification of our directors and executive officers, and lawsuits may, and divert the attention of our management and employees from our day-to-day business which could affect our operations and otherwise adversely affect us financially.

The announcement and pendency of the transaction with XOMA could adversely affect our business, financial results and/or operations.

Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transactions and thus is being diverted from our day-to-day operations. The adverse effects of the pendency of the transaction could be exacerbated by any delays in the completion of the transaction or termination of the Purchase Agreement. In addition, our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our shareholders generally. These interests include without limitation the following: the receipt of transaction bonuses payable to executive officers under certain transaction bonus letters; and the potential receipt of severance payments and benefits by executive officers under their respective employment letters.

While the proposed transactions with XOMA are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the proposed transactions may impair our ability to attract and retain qualified employees or retain and maintain relationships with our suppliers and other business partners.

Whether or not the proposed transactions are consummated, the proposed transactions may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the proposed transactions may also divert management’s attention and our resources from ongoing business and operations and our employees. Other key personnel may have uncertainties about the effect of the proposed transactions, and the uncertainties may impact our ability to retain key personnel while the proposed transactions are pending or in the event that we are unable to consummate the proposed transactions within the expected time frames or at all. If key personnel depart because of such uncertainties, our business and results of operations may be adversely affected.

In addition, pending consummation of the proposed transactions, the Purchase Agreement generally requires us to operate in the ordinary course of business consistent with past practice and our intent to wind down our activities, and restricts us from taking certain actions with respect to our business and financial affairs without XOMA’s consent. Such restrictions will be in place until either the proposed transactions are consummated or the Purchase Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the proposed transactions. For these and other reasons, the pendency of the proposed transactions could adversely affect our business, operating results and financial condition.

We have incurred, and will continue to incur, direct and indirect costs as a result of the proposed transactions with XOMA.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the proposed transactions, including costs that we may not currently expect. We must pay substantially all of these costs and expenses whether or not the transaction is completed. If the Purchase Agreement is terminated under certain circumstances specified in the Purchase Agreement, including in connection with the Company’s entry into an agreement with respect to a Superior Proposal, we will be required to pay XOMA a termination fee of approximately $750,000. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

If we are not able to complete the proposed transactions with XOMA, we will likely pursue other strategic alternatives. We may not be successful in identifying and implementing any strategic business combination or other transaction and any strategic transaction that we may consummate in the future could have negative consequences. There can be no assurance that the terms of any such other transaction will be favorable.

As part of our Restructuring Plan, we have undertaken a comprehensive assessment of strategic alternatives to maximize shareholder value. Our board of directors (i) unanimously determined that the terms of the proposed transactions under the Purchase Agreement are in the best interests of the Company and the sustainable success of our business, having considered the interests of our shareholders, employees and other relevant stakeholders, (ii) duly authorized and approved the terms and conditions of the Purchase Agreement and the execution, delivery and performance of our obligations under the Purchase Agreement, and, (iii) resolved, on the terms and subject to the conditions set forth in the Purchase Agreement, to support the Offer and other transaction, to recommend acceptance of the Offer by our shareholders and to recommend that our shareholders vote in favor of approval and adoption of the resolutions set forth in the Purchase Agreement.

If we are not able to consummate the proposed transactions and decide to evaluate other strategic alternatives, there can be no assurance that this review process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The process of evaluating other strategic alternatives may be time-consuming and complex, and we may incur significant costs related to this evaluation, such as for financial advisors, as well as legal and accounting fees and expenses and other related charges, in addition to those we have already incurred in connection with the proposed transactions. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any alternative strategic transaction is pursued or completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our shareholders.

In addition, if we are not able to complete the proposed transactions and are required to pursue another strategic alternative, such alternative transaction may yield unexpected results that adversely affect our business and decrease the remaining cash available for use in our business or the execution of our Restructuring Plan. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased shareholder value, value for stakeholders, or achieve its anticipated results. Any failure of such potential transaction to achieve its anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our shareholders.

We may not realize any additional value in a strategic transaction.

XOMA has placed no value on our assets and intellectual property and may spend only limited resources as provided in the CVR Agreement to potentially monetize our assets. Other potential counterparties in a strategic transaction involving us may likewise place minimal or no value on our assets. Further, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving us may choose not to spend additional resources and continue development of our product candidates and may likewise attribute little or no value, in such a transaction, to those assets.

If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the proposed transactions with XOMA or any other strategic transaction will be consummated. If the proposed transactions with XOMA or a strategic transaction is not consummated, the board of directors may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision, as the amount of cash available for distribution will decline over time as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation, we would be required under Dutch corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders, which distributions may also be subject to applicable taxes. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution would be uncertain.

In addition, we may be subject to litigation (including creditor opposition), or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common shares could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate the proposed transactions with XOMA or complete another strategic transaction or our dissolution and liquidation depends on our ability to retain our employees and engage other advisors and consultants required to consummate such transactions.

As part of our Restructuring Plan, we reduced our workforce by approximately 68% to a total of 11 full-time employees. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce, decline in employee productivity and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully consummate the proposed transactions or complete another strategic transaction or our dissolution and liquidation depends in large part on our ability to retain certain of our remaining personnel, the loss of whose services may adversely impact our ability to consummate such transaction, and engage other advisors and consultants. Due to our limited employee resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our operations, risks that we may not be able to comply with legal and regulatory requirements.

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

Item 5. Other Information

Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit	Filling Date

2.1+	Share Purchase Agreement, dated August 3, 2025, by and among XOMA Royalty Corporation and LAVA Therapeutics N.V.	8-K	000-40241	2.1	August 4, 2025
3.1	Amended and Restated English translation of Articles of Association of LAVA Therapeutics N.V.	10-K	000-40241	3.1	March 28, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (the cover page iXBRL tags are embedded within the Inline XBRL document)

* Filed or furnished herewith

+ Certain schedules and annexes have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and annexes upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any annexes or schedules so furnished.

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

LAVA Therapeutics N.V.
LAVA Therapeutics N.V.
Date: August 13, 2025	By:	/s/ Stephen Hurly
Stephen Hurly
President and Chief Executive Officer (Principal Executive Officer)
Date: August 13, 2025	By:	/s/ Fred Powell
Fred Powell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)