Form 10-Q
period 2025-09-30
LAVA Therapeutics NV
filed 2025-11-06
CIK 1840748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of the registrant’s Common Shares outstanding as of November 3, 2025 was 26,305,295.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (Quarterly Report) contains statements that constitute forward-looking statements. Many of the forward-looking statements contained in this Quarterly Report can be identified by the use of forward-looking words such as “anticipate,” “believe,” “could,” “expect,” “should,” “plan,” “intend,” “estimate,” “potential,” “may,” “will,” and “would,” among others. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements appear in a number of places in this Quarterly Report and include, but are not limited to, statements regarding our intent, belief or current expectations, such as statements about:

●	our assessment of strategic alternatives;
●	our ability to execute, while preserving our cash balance to the extent practicable, including proposed transactions contemplated by the Share Purchase Agreement, dated as of August 3, 2025 (the “Purchase Agreement”), between us and XOMA Royalty Corporation, a Delaware corporation (“XOMA”), as amended to date, including our expectations regarding the ability of the parties to complete the transactions contemplated by the Purchase Agreement, the ability of the parties to satisfy the conditions to the consummation of the tender offer contemplated by the Purchase Agreement (the “Offer”), including our ability to achieve the closing net cash amount, and the other conditions set forth in the Purchase Agreement, the possibility of any termination of the Purchase Agreement, our ability to retain key personnel, the expected timetable for completing the transactions contemplated by the Purchase Agreement, including any potential extensions of the Offer period, our and XOMA’s beliefs and expectations and statements about the benefits sought to be achieved by XOMA’s proposed acquisition of us, the potential effects of the acquisition on both us and XOMA and whether or not the conditions for payment in respect of contingent value rights (the “CVRs”) pursuant to the Contingent Value Rights Agreement that we expect to enter into with a rights agent and a representative, agent and attorney-in-fact of the holders of the CVRs at or prior to the completion of the Offer will be met;
●	the timing and outcome of our extraordinary general meeting of shareholders (“EGM”) related to the transactions contemplated by the Purchase Agreement, including our ability to achieve quorum and the requisite votes at the EGM;
●	the risk of unanticipated costs, liabilities or delays relating to the Purchase Agreement and related transactions, including the outcome of any legal proceedings or shareholder litigation;
●	our ability to maintain our partnered programs including JNJ-89853413, targeting CD33 and hematologic cancers (NCT06618001), partnered with Johnson & Johnson, and PF-08046052, targeting EGFR-positive tumors (NCT05983133), partnered with Pfizer, Inc.;
●	anticipated costs and efforts associated with the discontinuation of clinical programs including the LAVA-1207 program and the LAVA-1266 program;
●	anticipated cost savings in connection with the discontinuation of the LAVA-1207 program and the LAVA-1266 program;
●	our intellectual property position and the duration of our patent rights;
●	our ability to dispose of our intellectual property, assets relating to the LAVA-1266 program, and other pre-clinical assets;
●	our ability to control and correctly estimate our operating expenses and our expenses associated with the Purchase Agreement and transactions related thereto;
●	our ability to engage and retain the employees required to operate our business and conclude or wind-up our clinical and pre-clinical work;

●	compensation or severance expected to be paid to employees;
●	our expectations regarding market risk, including inflation, interest rate changes and foreign currency fluctuations; and
●	our estimates regarding our financial condition, expenses and capital requirements.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties, including the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, or the Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 28, 2025, “Part II, Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q filed with the SEC on May 14, 2025 and August 13, 2025, and “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LAVA Therapeutics N.V.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except par value and share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$49,664	$35,015
Short-term investments	—	41,561
Prepaid expenses	141	1,072
Other current assets	2,100	1,649
Total current assets	51,905	79,297
Property and equipment, net	—	1,002
Operating lease right-of-use assets	—	441
Other non-current assets	10	91
Total assets	$51,915	$80,831
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,698	$2,722
Accrued expenses and other current liabilities	2,533	10,083
Borrowings	—	4,886
Current portion of operating lease liabilities	—	315
Total current liabilities	4,231	18,006
Non-current portion of deferred revenue	35,000	35,000
Non-current portion of operating lease liabilities	—	80
Total liabilities	39,231	53,086
Commitments and contingencies (Note 8)
Shareholders' equity:
Common shares, $0.14 par value; 90,000,000 shares authorized as of September 30,2025 and December 31, 2024; 26,305,295 shares issued and outstanding as of September 30,2025 and December 31, 2024	3,717	3,717
Additional paid-in capital	213,030	211,656
Accumulated deficit	(194,279)	(174,973)
Accumulated other comprehensive loss	(9,784)	(12,655)
Total shareholders' equity	12,684	27,745
Total liabilities and shareholders' equity	$51,915	$80,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAVA Therapeutics N.V.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Revenue from contracts with customers	$—	$—	$—	$6,992
Total revenue	—	—	—	6,992
Cost and expenses:
Research and development	(2,239)	(8,275)	(11,134)	(19,881)
General and administrative	(5,314)	(3,065)	(11,296)	(9,881)
Total cost and expenses	(7,553)	(11,340)	(22,430)	(29,762)
Operating loss	(7,553)	(11,340)	(22,430)	(22,770)
Other income (expense), net
Interest income	537	957	1,857	2,895
Interest expense	—	(131)	(129)	(390)
Foreign currency exchange loss, net	(166)	(1,719)	(3,504)	(722)
Gain on extinguishment of borrowings	—	—	5,203	—
Total other income (expense), net	371	(893)	3,427	1,783
Net loss before taxes	(7,182)	(12,233)	(19,003)	(20,987)
Income tax expense	(6)	(96)	(303)	(250)
Net loss	$(7,188)	$(12,329)	$(19,306)	$(21,237)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(456)	1,724	2,871	253
Comprehensive loss	$(7,644)	$(10,605)	$(16,435)	$(20,984)

Net loss per share, basic and diluted	$(0.27)	$(0.46)	$(0.72)	$(0.79)
Weighted-average common shares outstanding, basic and diluted	26,899,122	26,846,006	26,895,606	26,815,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAVA Therapeutics N.V.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(In thousands, except for share amounts)

					Accumulated
					other
	Common Shares		Additional	Accumulated	comprehensive
	Shares	Amount	paid-in capital	deficit	loss	Total
Balance as of January 1, 2025	26,305,295	$3,717	$211,656	$(174,973)	$(12,655)	$27,745
Share-based compensation expense	—	—	540	—	—	540
Foreign currency translation adjustment	—	—	—	—	978	978
Net loss	—	—	—	(3,479)	—	(3,479)
Balance as of March 31, 2025	26,305,295	3,717	212,196	(178,452)	(11,677)	25,784
Share-based compensation expense	—	—	441	—	—	441
Foreign currency translation adjustment	—	—	—	—	2,349	2,349
Net loss	—	—	—	(8,639)	—	(8,639)
Balance as of June 30, 2025	26,305,295	3,717	212,637	(187,091)	(9,328)	19,935
Share-based compensation expense	—	—	393	—	—	393
Foreign currency translation adjustment	—	—	—	—	(456)	(456)
Net loss	—	—	—	(7,188)	—	(7,188)
Balance as of September 30, 2025	26,305,295	$3,717	$213,030	$(194,279)	$(9,784)	$12,684

					Accumulated
					other
	Common Shares		Additional	Accumulated	comprehensive
	Shares	Amount	paid-in capital	deficit	loss	Total
Balance as of January 1, 2024	26,289,087	$3,715	$208,405	$(149,859)	$(10,897)	$51,364
Exercise of share options	3,100	—	8	—	—	8
Share-based compensation expense	—	—	1,095	—	—	1,095
Foreign currency translation adjustment	—	—	—	—	(1,047)	(1,047)
Net loss	—	—	—	(608)	—	(608)
Balance as of March 31, 2024	26,292,187	3,715	209,508	(150,467)	(11,944)	50,812
Exercise of share options	5,135	1	15	—	—	16
Share-based compensation expense	—	—	820	—	—	820
Foreign currency translation adjustment	—	—	—	—	(424)	(424)
Net loss	—	—	—	(8,300)	—	(8,300)
Balance as of June 30, 2024	26,297,322	3,716	210,343	(158,767)	(12,368)	42,924
Exercise of share options	1,343	—	1	—	—	1
Share-based compensation expense	—	—	722	—	—	722
Foreign currency translation adjustment	—	—	—	—	1,724	1,724
Net loss	—	—	—	(12,329)	—	(12,329)
Balance as of September 30, 2024	26,298,665	$3,716	$211,066	$(171,096)	$(10,644)	$33,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAVA Therapeutics N.V.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except for share amounts)

	Nine Months Ended
	September 30,
Cash flows from operating activities:	2025	2024
Net loss	$(19,306)	$(21,237)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	118	357
Non-cash operating lease expense	142	281
Foreign currency exchange loss, net	579	306
Share-based compensation expense	1,374	2,637
Accrued interest on borrowings	129	390
Amortization of premium on short-term investments	—	(2,012)
Gain on extinguishment of borrowings	(5,203)	—
Impairment of property and equipment and ROU asset	363	—
Loss on the sale of property and equipment	358	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	669	418
Other non-current assets	87	230
Accounts payable	(1,264)	(2,662)
Accrued expenses and other current liabilities	(8,167)	2,556
Operating lease liabilities	(141)	(314)
Net cash used in operating activities	(30,262)	(19,050)
Cash flows from investing activities:
Purchases of property and equipment	—	(23)
Proceeds from sale of property and equipment	288	89
Purchases of investments	—	(75,567)
Maturities of investments	40,076	77,000
Net cash provided by investing activities	40,364	1,499
Cash flows from financing activities:
Proceeds from option exercises	—	25
Net cash provided by financing activities	—	25
Net increase (decrease) in cash and cash equivalents	10,102	(17,526)
Effects of exchange rate changes	4,547	261
Cash and cash equivalents at beginning of period	35,015	44,231
Cash and cash equivalents at end of period	$49,664	$26,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Description of Business

Description of the Business

LAVA Therapeutics N.V. (the “Company”) was founded in 2016 and is incorporated and domiciled in the Netherlands. The Company is a clinical-stage immuno-oncology company that has historically focused on its proprietary Gammabody® bispecific gamma delta (gd) T cell engagers to transform the treatment of cancer. Using its Gammabody platform, the Company developed a portfolio of novel bispecific antibodies designed to engage and leverage the potency and precision of gd T cells to orchestrate a robust, natural anti-tumor immune response and improve outcomes for cancer patients. The Company has collaborations with Pfizer Inc. (“Pfizer”) and Johnson & Johnson (“J&J”) pursuant to which Pfizer and J&J are developing potential therapeutics using the Company’s Gammabody technology.

Strategic Review Process, XOMA Transaction and EGM

In February 2025, the board of directors of the Company (the “Board”) adopted a restructuring plan (the “Restructuring Plan”) to extend the Company’s capital resources in connection with initiating a process to evaluate potential strategic alternatives such as a reverse merger, other business combination, dissolution and wind-down, or cash sale transaction.

On August 3, 2025, the Company entered into a share purchase agreement with XOMA Royalty Corporation, a Nevada corporation (“XOMA”). The share purchase agreement (as subsequently amended, the “Purchase Agreement”) provides for, among other things, the acquisition of all of the Company’s issued and outstanding common shares, par value €0.12 per share, by XOMA through a tender offer, for a cash amount plus one contingent value right (“CVR”) per share, which represents the right to receive potential payments, in cash, described in, and subject to and in accordance with the terms and conditions of, a contingent value rights agreement (as amended to date, the “CVR Agreement”) (collectively, the “XOMA Transaction”).

The Purchase Agreement was amended on October 17, 2025, as described in greater detail in the Company’s Current Report on Form 8-K filed on October 17, 2025. Pursuant to the amendment, holders of common shares of the Company (the “Shares”, and such holders, the “Shareholders”) who tender their Shares in the tender offer (the “Offer”) will now receive (i) a price per Share of $1.04 plus (ii) one CVR. Pursuant to the revised form of CVR Agreement under the amendment, each CVR will now represent a contractual right to receive contingent cash payments equal to a pro rata share of: (i) 100% of the amount by which the Closing Net Cash (as defined in the Purchase Agreement), as adjusted for any Permitted Deductions (as defined in the CVR Agreement) made within ninety (90) days following the Closing Date (as defined in the Purchase Agreement), exceeds Closing Net Cash as finally determined pursuant to the Purchase Agreement; (ii)(A) 100% of the Net Proceeds (as defined in the CVR Agreement), if any, from any sale, transfer, license or other disposition (each, a “Disposition”) by the Company, of all or any part of the rights, intellectual property and other assets related to LAVA-1266 prior to the Closing Date; plus (B) 75% of the Net Proceeds, if any, from any Disposition by Buyer or any of its affiliates, including the Company, after, of all or any part of the CVR Products (as defined in the CVR Agreement) entered into following the Closing Date, in each case for the period beginning at the Closing Date and ending on the 10th anniversary of the Closing Date; (iii) 75% of the Net Proceeds, in the case of Gross Proceeds as payable to XOMA or any of its affiliates, including the Company (after the Closing Date), or is otherwise due to or received by Buyer or any of its Affiliates, including the Company (after the Closing Date) and New Topco, in respect of the Company’s collaborations with Pfizer and J&J for the period beginning at the Closing Date and ending on the 10th anniversary of the Closing Date; and (iv) 100% of an amount equal to $6,330,000, minus any tax liabilities or other costs or expenses incurred in connection with or related to the Tax Reserve Matter (as defined in the CVR Agreement), for the period beginning at the Closing Date and ending no later than sixty (60) days following the Tax Reserve Confirmation Date (as defined in the CVR Agreement). In addition, in the amendment, the Company and XOMA agreed to reduce the minimum Closing Net Cash (as defined in the Purchase Agreement), which is a condition to the consummation of the Offer, from $31.5 million to $24.5 million.

If the Purchase Agreement is terminated by the Company under certain circumstances specified in the Purchase Agreement, including in connection with the Company’s entry into an agreement with respect to a Superior Proposal (as such term is defined in the Purchase Agreement), the Company would be required to pay XOMA a termination fee of $0.75 million.

On October 17, 2025, the Company and XOMA issued a joint press release announcing the execution of the amendment and an extension of the expiration of the Offer to one minute after 11:59 p.m., New York City time, on November 12, 2025, unless it is extended further or earlier terminated in accordance with the Purchase Agreement. The joint press release also announced the Company’s intention to reconvene the Extraordinary General Meeting of Shareholders (the “EGM”) at 2:00 p.m. (Central European Summer Time) on November 7, 2025. The Company’s future operations are highly dependent on the success of the XOMA Transaction and there can be no assurances that the XOMA Transaction will be successfully consummated. In the event that the Company does not complete the XOMA Transaction, the Company may explore strategic alternatives, including, without limitation, another strategic transaction and/or pursue dissolution and liquidation of the Company.

As part of the Restructuring Plan, the Company reduced its workforce by approximately 71% to a total of 10 full-time employees as of September 30, 2025. The Company intends to retain all employees essential for fulfilling the Company’s SEC reporting obligations and supporting value realization as part of the XOMA Transaction.

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. The Company has incurred net losses since inception, and the Company expects to continue to generate operating losses in the foreseeable future. As of September 30, 2025, the Company had an accumulated deficit of $194.3 million. Management expects to incur additional losses in the foreseeable future.

The Company has devoted, and expects to continue to devote, substantial time and resources to complete the XOMA Transaction as further described above. The Company expects that the XOMA Transaction will close in the fourth quarter of 2025. There can be no assurances that the XOMA Transaction will be successfully consummated.

Through September 30, 2025, the Company has funded its operations with proceeds from equity financings, collaboration and licensing agreements, government grants, and borrowings under various agreements. The Company does not intend to raise the additional capital that would otherwise be required to support the completion of its research and development activities, due to the Company currently winding down its programs. As noted in Note 11, as of August 2025, the Company announced its intent to discontinue the LAVA-1266 program and is in process of discontinuing the LAVA-1266 program as of September 30, 2025. The Company has not incurred any new material financial obligations with respect to the termination of this program.

As of the issuance date of the condensed consolidated financial statements, the Company believes that its cash and cash equivalents will be sufficient to fund its planned expenditures and meet its obligations for at least the next twelve months from the issuance date of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2025.

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2025, its results of operations for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024. The condensed balance sheet at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the full year or for any other subsequent interim period.

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

The Company makes short-term deposits for varying periods of between one day and three months, depending on the Company’s immediate cash requirements. The deposits earn interest at the respective short-term deposit rates. The Company’s cash and cash equivalents balances as of September 30, 2025 and December 31, 2024, included $49.7 million and $35.0 million, respectively, of short-term bank deposits.

The Company did not have any restricted cash as of September 30, 2025 or December 31, 2024.

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

The Company estimates the allowance for credit losses on its HTM debt securities using a current expected credit loss methodology. The Company deducts any expected credit loss on its HTM debt securities from the amortized cost basis of the securities so that the condensed consolidated balance sheets reflect the net amount the Company expects to collect. All of the Company's HTM debt securities are issued by the U.S. Treasury, a department of the U.S. government. U.S. Treasury debt securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, the Company has a zero-credit loss expectation on these securities.Therefore, as of December 31, 2024, the Company did not record an allowance for credit losses on its short-term investments. The amortized cost basis of the Company’s HTM debt securities is $41.6 million as of December 31, 2024. As of December 31, 2024, the difference between the amortized cost basis and fair value is less than $0.1 million.

The Company records the amortization of premiums or discounts in the condensed consolidated statements of operations and comprehensive loss within interest income and interest expense, respectively.

New Accounting Pronouncements – Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (ASC Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. The amendments in this update apply to all entities that are subject to ASC Topic 740, Income Taxes. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company has evaluated the impact of the provisions of the amendments that will change the annual tax footnote disclosures and is considering whether it will adopt prospectively or retrospectively.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE) (“ASU 2024-03”), requiring additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the condensed consolidated statements of operations and comprehensive loss as well as disclosures about selling expenses. The amendment in this update applies to all public business entities and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the provisions of the amendments and the impact on its disclosures.

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

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Pfizer Inc. - Pfizer Agreement - Agreed-to reimbursement activities	$—	$24
Pfizer Inc. - Pfizer Agreement - Development milestones	—	6,960
Pfizer Inc. - Additional services	—	8
Total revenue from contracts with customers	$—	$6,992

Pfizer Agreement

In September 2022, the Company entered into a license agreement with Pfizer (formally Seagen Inc.) (“Pfizer”) to develop, manufacture, and commercialize PF-08046052 (formerly LAVA-1223), an advanced preclinical asset that utilizes the Company’s proprietary Gammabody technology to target EGFR-positive tumors (the “Pfizer Agreement”). Under the terms of the Pfizer Agreement, the Company received a $50.0 million nonrefundable upfront payment in October 2022 and could receive up to approximately $650.0 million in potential development, regulatory, and commercial milestones, and royalties ranging from high single-digit to mid-teen percentages on future sales. The Pfizer Agreement also provided Pfizer with the opportunity to exclusively negotiate rights to apply the Company's proprietary Gammabody platform on up to two additional tumor targets, although these rights expired during the year ended December 31, 2024. In March 2024, Pfizer achieved a clinical development milestone for PF-08046052, resulting in the first milestone payment of $7.0 million to the Company under the Pfizer Agreement, which was recognized in revenue during the nine months ended September 30, 2024.

Under the Pfizer Agreement, the Company was also entitled to receive reimbursement of up to $6.5 million for certain agreed-to research, manufacturing, and supply activities, as well as the transfer of all manufacturing-related know-how and materials, including all CMC documentation, data, and processes, to enable the manufacture of licensed compounds and products by Pfizer. As of December 31, 2024, the Company has recognized an aggregate of $6.4 million for additional agreed-to services requested by Pfizer. The Company did not recognize any revenue related to the reimbursement of additional agreed-to services requested by Pfizer during the three months ended September 30, 2025 or 2024. For the nine months ended Sepember 30, 2024, the Company recognized less than $0.1 million related to the reimbursement of additional agreed-to services requested by Pfizer. The Company did not recognize any revenue related to the reimbursement of additional agreed-to services requested by Pfizer during the nine months ended September 30, 2025. The Company does not anticipate receiving reimbursement for any additional agreed-to services at this time.

Deferred Revenue

The Company determined that the one-time buy-up fee of $35.0 million represents a variable consideration and not a performance obligation, for which it has deferred revenue recognition until such time the option expires or the Company exercises the option. The Company allocated the variable consideration from the buy-up fee to the license performance obligation as it aligns with the economic substance of the Pfizer Agreement. The Company received the non-refundable upfront payment of $50.0 million in October 2022, and recorded the variable consideration of $35.0 million as a deferred revenue liability. The balance as of September 30, 2025 and December 31, 2024 was $35.0 million. If the Company does not exercise the buy-up option and the option expires or is otherwise waived by the

Company, the Company will recognize the revenue related to the license performance obligation as there are no remaining performance obligations.

4. Accrued Expenses and Other Current Liabilities

The following table presents the components of the Company’s accrued expenses and other current liabilities:

	September 30,	December 31,
(in thousands)	2025	2024
Personnel-related expenses	$1,109	$1,398
Employee termination benefits	564	—
Research and development external project costs	360	7,138
Professional fees	126	598
Income taxes	—	335
Other	374	614
	$2,533	$10,083

5. Restructuring

In February 2025, the Company adopted a restructuring plan to extend its capital resources in connection with initiating a process to evaluate strategic alternatives (the “Restructuring Plan”). As part of the Restructuring Plan, the Company approved a reduction of approximately 30% of the global workforce to better align the Company’s resources with its then-focus on the LAVA-1266 program. Since that time, the Company has executed further initiatives in relation to the initial Restructuring Plan. On April 18, 2025, the Company entered into an agreement to terminate the operating lease arrangement effective May 1, 2025 for laboratory and office space in Utrecht, the Netherlands and sell a portion of the remaining fixed assets to the landlord and new tenant. On May 12, 2025, the Board approved the reduction of all of the workforce remaining in the Netherlands by July 31, 2025 and the termination of its lease arrangement in Den Bosch, the Netherlands effective August 1, 2025. Further, on July 23, 2025, the Company entered into an agreement to terminate its short-term lease arrangement effective September 30, 2025 for office space in Philadelphia, Pennsylvania.

The Company incurred the following restructuring and impairment charges for the three months ended September 30, 2025, of which $0.6 million and less than $0.1 million are recorded in research and development and general and administrative expenses, respectively, in the consolidated statement of operations and comprehensive loss:

Three Months Ended
(in thousands)	September 30, 2025
Employee termination benefits	$609
Impairment charges	39
Total restructuring and impairment charges	$648

The Company incurred the following restructuring and impairment charges for the nine months ended September 30, 2025, of which $3.2 million and $0.7 million are recorded in research and development and general and administrative expenses, respectively, in the consolidated statement of operations and comprehensive loss:

Nine Months Ended
(in thousands)	September 30, 2025
Employee termination benefits	$2,576
Costs for terminated contracts	579
Loss on sale of fixed assets	358
Impairment charges	362
Total restructuring and impairment charges	$3,875

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

The following table shows the liability related to employee termination benefits as of September 30, 2025:

September 30,
(in thousands)	2025
Accrued employee termination benefits as of January 1, 2025	$—
Employee termination benefits charges incurred during the period	2,576
Amounts paid or otherwise settled during the period	(2,012)
Accrued employee termination benefits as of September 30, 2025	$564

The Company does not anticipate incurring any additional costs as part of the workforce reduction.

Costs for Terminated Contracts

The Restructuring Plan resulted in contract termination costs from vendor contracts before the end of their term. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognized these unavoidable contract costs when incurred.

The following table shows the liability related to costs for contract termination costs as of September 30, 2025:

September 30,
(in thousands)	2025
Accrued contract costs as of January 1, 2025	$—
Contract costs incurred during the period	579
Amounts paid or otherwise settled during the period	(579)
Accrued contract costs as of September 30, 2025	$—

Loss on Sale of Fixed Assets and Impairment Charges

In conjunction with the Restructuring Plan and the agreements to terminate the operating lease arrangement for laboratory and office space in Utrecht, the Netherlands, effective May 1, 2025 and to terminate the lease arrangement in Den Bosch, the Netherlands effective August 1, 2025, the Company disposed of fixed assets through sale and abandonment. The Company recorded a loss of $0.4 million, net of proceeds of $0.3 million from the sale of fixed assets, which was recorded in research and development expenses in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2025.

Additionally, the Company evaluated certain other fixed assets, leasehold improvements, and right of use assets associated with the laboratory and office space in Utrecht, the Netherlands and Den Bosch, the Netherlands and concluded that it would abandon the fixed assets, leasehold improvements, and right of use assets in the three months ended June 30, 2025, and as a result, the Company incurred $0.3 million in impairment charges, of which $0.2 million and less than $0.1 million were recorded in research and development and general and administrative expenses, respectively, in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2025.

Further, the Company abandoned less than $0.1 million of fixed assets associated with the office space in Philadelphia, Pennsylvania in the three months ended September 30, 2025, and as a result incurred less than $0.1 million in impairment charges in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025.

6. Discontinuation of Clinical Trials

In December 2024, the Company announced that the clinical trial of LAVA-1207 targeting prostate specific membrane antigen-expressing cancers for patients with metastatic castration resistant prostate cancer was no longer recruiting and would be discontinued after no patients remain on treatment. The Company was evaluating LAVA-1207 in an open-label, multi-center Phase 1 clinical trial to evaluate safety, tolerability, pharmacokinetics, pharmacodynamics, immunogenicity and preliminary anti-tumor activity of LAVA-1207 and to determine recommended dose(s) for optimization in a Phase 2a clinical trial. The Company made the decision to discontinue the LAVA-1207 development program, as the Phase 1 trial did not reach the Company’s internal benchmarks. The decision was not due to safety concerns. The discontinuation was in process as of September 30, 2025. As a result of the discontinuation, the Company accrued $3.9 million as of December 31, 2024 and $0.3 million as of September 30, 2025 for costs associated with clinical trial, contract manufacturing, and bioanalytical activities for LAVA-1207. During the nine months ended September 30, 2025 the Company paid $3.3 million and negotiated a reduction in a contract resulting in an update to the estimate for remaining costs of $0.3 million. The Company expects to pay or settle the remaining amount during the year ending December 31, 2025. The Company reviewed the relevant items of its condensed consolidated balance sheets and did not identify any asset that would require impairment as a result of the discontinuation of the clinical trial of LAVA-1207.

In August 2025, the Company announced its decision to discontinue its Phase 1 clinical trial of LAVA-1266 for acute myeloid leukemia and myelodysplastic syndrome and initiate the wind-down of the LAVA-1266 program and the discontinuation was in process as of September 30, 2025. As a result of the discontinuation, the Company incurred costs of $0.3 million which were paid out during the three months ended September 30, 2025. The Company reviewed the relevant items of its condensed consolidated balance sheets and did not identify any asset that would require impairment as a result of the discontinuation of the clinical trial of LAVA-1266.

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

In March 2025, the Company received notice from the RVO that repayment of the remaining loan balance of $5.2 million had been permanently waived. The Company recognized a gain on extinguishment within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2025.

The Company recognized interest expense related to the Credit of $0.1 million for the three months ended September 30, 2024, and $0.1 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

8. Commitments and Contingencies

The Company accrues for contingency liabilities, including those involving general liability, workers’ compensation, and other matters, when it is probable that the Company will incur and can reasonably estimate future costs (including legal fees and expenses). The Company bases the accruals on developments to date, management's estimates of the outcomes of these matters, and the Company's experience in contesting, litigating, and settling similar matters. The Company reviews its legal contingencies at each reporting period and adjusts the liabilities to reflect the current best estimate. The Company was not party to any pending legal proceedings or claims as of September 30, 2025 or December 31, 2024. Other than the Amsterdam UMC Agreement described below, the Company has not made any material commitments.

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

9. Earnings Per Share (EPS)

The Company calculates basic EPS by dividing the loss for the period attributable to common equity holders of the parent by the weighted average number of common shares outstanding during the period. The Company accounts for vested share-based awards that are issued for little to no consideration, as issuable common shares. As the share options under the 2018 Stock Option Plan have an exercise price of little to no consideration, the Company considers these share options to be issuable common shares, and therefore, included these options in the common shares outstanding.

The Company calculates diluted EPS by dividing the loss attributable to common equity holders of the parent (after adjusting for the effect of dilution) by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive share-based awards.

As of September 30, 2025 and 2024, the Company had potentially dilutive share-based options of 6,945,862 and 5,984,268, respectively. The Company excluded these awards from the calculation of the diluted weighted average number of common shares outstanding because their effect on the loss per share would have been anti-dilutive as the Company was in a net loss position in both periods.

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

11. Subsequent Events

Amendment to Share Purchase Agreement with XOMA

On October 17, 2025, the Company entered into the Amendment to the Purchase Agreement, as described in greater detail in the Company’s Current Report on Form 8-K filed on October 17, 2025. Pursuant to the Amendment, holders who tender their Shares in the Offer will now receive (i) a price per Share of $1.04 plus (ii) one CVR. Pursuant to the revised form of CVR Agreement under the amendment, each CVR will now represent a contractual right to receive contingent cash payments equal to a pro rata share of: (i) 100% of the amount by which the Closing Net Cash (as defined in the Purchase Agreement), as adjusted for any Permitted Deductions (as defined in the CVR Agreement) made within ninety (90) days following the Closing Date (as defined in the Purchase Agreement), exceeds Closing Net Cash as finally determined pursuant to the Purchase Agreement; (ii)(A) 100% of the Net Proceeds (as defined in the CVR Agreement), if any, from any Disposition by the Company, of all or any part of the rights, intellectual property and other assets related to LAVA-1266 prior to the Closing Date; plus (B) 75% of the Net Proceeds, if any, from any Disposition by Buyer or any of its affiliates, including the Company, after, of all or any part of the CVR Products (as defined in the CVR Agreement) entered into following the Closing Date, in each case for the period beginning at the Closing Date and ending on the 10th anniversary of the Closing Date; (iii) 75% of the Net Proceeds, in the case of Gross Proceeds as payable to XOMA or any of its affiliates, including the Company (after the Closing Date), or is otherwise due to or received by Buyer or any of its Affiliates, including the Company (after the Closing Date) and New Topco, in respect of the Company’s collaborations with Pfizer and J&J for the period beginning at the Closing Date and ending on the 10th anniversary of the Closing Date; and (iv) 100% of an amount equal to $6,330,000, minus any tax liabilities or other costs or expenses incurred in connection with or related to the Tax Reserve Matter (as defined in the CVR Agreement), for the period beginning at the Closing Date and ending no later than sixty (60) days following the Tax Reserve Confirmation Date (as defined in the CVR Agreement). In addition, in the amendment, the Company and XOMA agreed to reduce the minimum Closing Net Cash (as defined in the Purchase Agreement), which is a condition to the consummation of the Offer, from $31.5 million to $24.5 million.

On October 17, 2025, the Company and XOMA issued a joint press release announcing the execution of the Amendment and an extension of the expiration of the Offer to one minute after 11:59 p.m., New York City time, on November 12, 2025, unless it is extended further or earlier terminated in accordance with the Purchase Agreement. The joint press release also announced the Company’s intention to reconvene the Extraordinary General Meeting of Shareholders (the “EGM”) at 2:00 p.m. (Central European Summer Time) on November 7, 2025.

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

Overview

We are a clinical-stage immuno-oncology company that has historically focused on our proprietary Gammabody® bispecific gamma delta (gd) T cell engagers to transform the treatment of cancer. Our collaborators are currently advancing our Gammabody pipeline for the development of potential therapeutics in both hematologic malignancies and solid tumors through two partnered programs:

●	JNJ-89853413, targeting CD33 and hematologic cancers (NCT06618001), partnered with Johnson & Johnson, and
●	PF-08046052, targeting EGFR-positive tumors (NCT05983133), partnered with Pfizer, Inc.

Strategic Review Process

In February 2025, our board of directors (the “Board”) adopted a restructuring plan (the “Restructuring Plan”) to extend our capital resources in connection with initiating a process to evaluate potential strategic alternatives such as a reverse merger, other business combination, dissolution and wind-down, or cash sale transaction. As a result of this strategic review process, we entered into the Purchase Agreement (as described below).

Purchase Agreement; Tender Offer

On August 3, 2025, we entered into a share purchase agreement with XOMA Royalty Corporation, a Nevada corporation (“XOMA”). The share purchase agreement (as subsequently amended, the “Purchase Agreement”) provides for, among other things, the acquisition of all of the Company’s issued and outstanding common shares, par value €0.12 per share, by XOMA through a tender offer, for a cash amount plus one contingent value right (“CVR”) per share, which represents the right to receive potential payments, in cash, described in, and subject to and in accordance with the terms and conditions of, a contingent value rights agreement (as amended to date, the “CVR Agreement”) (collectively, the “XOMA Transaction”).

The Purchase Agreement was amended on October 17, 2025, as described in greater detail in the Company’s Current Report on Form 8-K filed on October 17, 2025. Pursuant to the amendment, holders of common shares of the Company (the “Shares,” and such holders, the “Shareholders”) who tender their Shares in the tender offer (the “Offer”) will now receive (i) a price per Share of $1.04 plus (ii) one CVR. Pursuant to the revised form of CVR Agreement under the amendment, each CVR will now represent a contractual right to receive contingent cash payments equal to a pro rata share of: (i) 100% of the amount by which the Closing Net Cash (as defined in the Purchase Agreement), as adjusted for any Permitted Deductions (as defined in the CVR Agreement) made within ninety (90) days following the Closing Date (as defined in the Purchase Agreement), exceeds Closing Net Cash as finally determined pursuant to the Purchase Agreement; (ii)(A) 100% of the Net Proceeds (as defined in the CVR Agreement), if any, from any sale, transfer, license or other disposition (each, a “Disposition”) by the Company, of all or any part of the rights, intellectual property and other assets related to LAVA-1266 prior to the Closing Date; plus (B) 75% of the Net Proceeds, if any, from any Disposition by Buyer or any of its affiliates, including the Company, after, of all or any part of the CVR Products (as defined in the CVR Agreement) entered into following the Closing Date, in each case for the period beginning at the Closing Date and ending on the 10th anniversary of the Closing Date; (iii) 75% of the Net Proceeds, in the case of Gross Proceeds as payable to XOMA or any of its affiliates, including the Company (after the Closing Date), or is otherwise due to or received by Buyer or any of its Affiliates, including the Company (after the Closing Date) and New Topco, in respect of the Company’s collaborations with Pfizer and J&J for the period beginning at the Closing Date and ending on the 10th anniversary of the Closing Date; and (iv) 100% of an amount equal to $6,330,000, minus any tax liabilities or other costs or expenses incurred in connection with or related to the Tax Reserve Matter (as defined in the CVR Agreement), for the period beginning at the Closing Date and ending no later than sixty (60) days following the Tax Reserve Confirmation Date (as defined in the CVR Agreement). In addition, in the amendment, the Company and XOMA agreed to reduce the minimum Closing Net Cash (as defined in the Purchase Agreement), which is a condition to the consummation of the Offer, to be from $31.5 million $24.5 million.

XOMA’s obligation to purchase the shares pursuant to the Offer is subject to the satisfaction or waiver of various usual and customary conditions as described further in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on August 4, 2025, October 17, 2025 and the documents filed as exhibits thereto. The terms of the revised CVR Agreement are also set forth in more detail in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2025. See also Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 1- Organization and Description of Business and Note 11 — Subsequent Events” of this Quarterly Report for further details.

Decision to Discontinue Phase 1 Trial of LAVA-1266

On August 4, 2025, we announced our decision to discontinue our Phase 1 clinical trial of LAVA-1266 for acute myeloid leukemia and myelodysplastic syndrome and initiate the wind-down of the LAVA-1266 program. As a result of the discontinuation, the Company incurred costs of $0.3 million which were paid out during the three months ended September 30, 2025.

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

On April 18, 2025, we entered into an agreement to terminate our operating lease arrangement for laboratory and office space in Utrecht, the Netherlands and sell a portion of the remaining fixed assets to the landlord and new tenant. We incurred $1.0 million of expenses associated with the lease termination during the three months ended June 30, 2025, net of $0.3 million of proceeds received from the sale of the assets, of which $0.8 million was recorded within research and development expense and $0.2 million was recorded within general and administrative expense in our condensed consolidated statements of operations and comprehensive loss.

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

On July 23, 2025, we entered into an agreement to terminate our short-term lease arrangement for office space in Philadelphia, Pennsylvania. As a result of this termination, we sold a portion of the remaining fixed assets and eliminated the positions of certain employees. We incurred $0.6 million of expenses related to this additional restructuring during the three months ended September 30, 2025, of which $0.6 million was recorded within research and development expense and less than $0.1 million was recorded within general and administrative expense in our condensed consolidated statements of operations and comprehensive loss.

Key Components of Our Results of Operations

Revenue

To date, we have not generated any revenues from product sales, and we do not expect to generate any revenue from the sale of products in the future. If our collaborators’ development efforts result in clinical success and regulatory approval, we may generate revenue from such collaboration agreements, as described in more detail below. Upon completion of of the XOMA Transaction, such revenue would result in proceeds under the CVRs held by our shareholders.

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

Pfizer has also granted us a one-time option to obtain increased royalties if we exercise a buy up option within a certain amount of time from certain key early clinical data becoming available for the first licensed product. Following notice, we have a specified period to exercise the buy-up option to pay Pfizer a one-time $35.0 million fee (the “buy-up fee”). If we do not exercise the buy-up option and the option expires or is otherwise waived by us, we will recognize the revenue related to the license performance obligation as there are no remaining performance obligations. In the event we exercise the buy-up option and pay the buy-up fee, we are entitled to receive tiered royalties based on commercial sales levels from low teen to high teen percentages of net sales of licensed products. In connection with the closing of the XOMA Transaction, we expect to deliver to Pfizer a notice and waiver of the buy-up option.

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

In connection with the XOMA transaction, we are in the process of discontinuing all clinical studies and nonclinical research and development activities.

General and Administrative Expenses

General and administrative expenses consist of costs incurred for operational expenses such as accounting, legal and insurance, and related activities. Our general and administrative expenses consist of:

●	personnel-related expenses, such as compensation and employee benefits for employees engaged in general and administrative activities;
●	professional and consultant fees for third-party consultants supporting audit, accounting, and finance compliance and financial consulting activities;
●	expenses including facilities, insurance and related costs such as depreciation expenses and other corporate and operating expenses not included in research and development;
●	in the 2025 periods, legal and accounting fees and other transaction expenses associated with the XOMA Transaction;
●	share-based compensation for employees engaged in general and administrative activities; and
●	expenses and legal costs related to the protection of our intellectual property.

General and administrative expenses are expensed as incurred.

Gain on Extinguishment of Borrowings

In 2019, we applied for and received a $5.5 million Innovation Credit (the “Credit”) from Rijksdienst voor Ondernemend Nederland (“RVO”). The Credit contributed to the development of LAVA-051, and we pledged certain assets of that project as a guarantee. In March 2025, we received notice from the RVO that the remaining loan balance of $5.2 million had been permanently waived. We recognized this non-cash gain on extinguishment within other income (expense), net in the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2025.

Income Tax

We are subject to income taxes in the Netherlands, the United States, and Australia. Income tax expense of $0.1 million was recognized during both the three months ended September 30, 2025 and 2024, and income tax expense of $0.3 million was recognized during both the nine months ended September 30, 2025 and 2024 due to the profitable positions in the U.S. and Australia as a result of the cost plus intercompany renumeration in both jurisdictions.

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

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act”, into law which contains a broad range of tax reform provisions affecting businesses.  In accordance with U.S. GAAP, we accounted for the tax effects of changes in tax law in the period of enactment, which was in the third quarter of calendar year 2025. We have analyzed the tax impacts of the law change and there is no material change to the financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
(in thousands)	2025	2024	Change
Revenue:
Revenue from contracts with customers	$—	$—	$—
Total revenue	—	—	—
Cost and expenses:
Research and development	(2,239)	(8,275)	(6,036)
General and administrative	(5,314)	(3,065)	2,249
Total cost and expenses	(7,553)	(11,340)	(3,787)
Operating loss	(7,553)	(11,340)	(3,787)
Other income (expense), net
Interest income	537	957	(420)
Interest expense	—	(131)	131
Foreign currency exchange loss, net	(166)	(1,719)	1,553
Total other income (expense), net	371	(893)	1,264
Net loss before taxes	(7,182)	(12,233)	(5,051)
Income tax expense	(6)	(96)	(90)
Net loss	$(7,188)	$(12,329)	$(5,141)

Research and Development Expenses

Below are our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
(in thousands)	2025	2024	Change
Pre-clinical and clinical trial expenses	$1,195	$5,718	$(4,523)
Personnel-related expenses	760	1,446	(686)
Facilities and other research and development expenses	127	550	(423)
Share-based compensation expense	107	246	(139)
Research and development activities expenses	50	315	(265)
	$2,239	$8,275	$(6,036)

Research and development expenses were $2.2 million for the three months ended September 30, 2025, compared to $8.3 million for the three months ended September 30, 2024. Pre-clinical and clinical trial expenses decreased by $4.5 million, primarily due to the discontinuation of the LAVA-1207 clinical trial in December 2024, offset by expenses accrued for the discontinuation of the LAVA-1266 clinical trial in August 2025. Personnel-related expenses decreased by $0.7 million primarily due to a reduction in headcount in 2024 offset by the accrual of severance payments related to the July 2025 restructuring activities. Facilities and other research and development expenses decreased by $0.4 million due to the termination of our lease arrangements in Utrecht, Netherlands and Den Bosch, Netherlands. Share-based compensation expense decreased by $0.1 million due to fewer options being issued in 2025 as compared to 2024 and a reduction in our overall share price. Research and development activities expenses decreased by $0.3 million primarily due to decreased third-party research project expenses in the three months ended September 30, 2025 as compared to the same period in 2024. We expect our research and development expenses to continue to decrease as we discontinue our clinical and nonclinical programs in light of the XOMA Transaction.

General and Administrative Expenses

Below are our general and administrative expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
(in thousands)	2025	2024	Change
Professional and consultant fees	$4,081	$796	$3,285
Insurance, facilities, fees and other related costs	659	597	62
Personnel-related expenses	287	977	(690)
Share-based compensation expense	287	475	(188)
Patent-related costs	—	220	(220)
	$5,314	$3,065	$2,249

General and administrative expenses were $5.3 million for the three months ended September 30, 2025, compared to $3.1 million for the three months ended September 30, 2024. Professional and consultant fees inceased by $3.3 million primarily due to legal and professional fees associated with the XOMA Transaction incurred during the three months ended September 30, 2025. Personnel-related expenses decreased by $0.7 million primarily due to the reduction in headcount related to the May 2025 restructuring activities. Share-based compensation expense decreased by $0.2 million due to fewer options being issued in 2025 as compared to 2024 and a reduction in our overall share price. Patent-related costs decreased by $0.2 million due to a reduction in the number of patent filings we made. Our general and administrative expenses may continue to increase in the short term as we pursue the closing of the XOMA Transaction.

Other income (expense), net

Other (expense) income, net was $0.4 million for the three months ended September 30, 2025, compared to $(0.9) million for the three months ended September 30, 2024. The increase of $1.3 million is primarily due a period over period decrease of $1.6 million in foreign exchange loss, net due to the impact of the fluctuation of the USD currency rate compared to the Euro. Interest income decreased by $0.4 million and interest expense decreased by $0.1 million, respectively, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease in interest income was due to less cash held in money market accounts, while the decrease in interest expense was due to the forgiveness of the RVO credit balance and related interest being waived in March 2025.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024	Change
Revenue:
Revenue from contracts with customers	$—	$6,992	$(6,992)
Total revenue	—	6,992	(6,992)
Cost and expenses:
Research and development	(11,134)	(19,881)	(8,747)
General and administrative	(11,296)	(9,881)	1,415
Total cost and expenses	(22,430)	(29,762)	(7,332)
Operating loss	(22,430)	(22,770)	(340)
Other income (expense), net
Interest income	1,857	2,895	(1,038)
Interest expense	(129)	(390)	261
Foreign currency exchange loss, net	(3,504)	(722)	(2,782)
Gain on extinguishment of borrowings	5,203	—	5,203
Total other income, net	3,427	1,783	1,644
Net loss before taxes	(19,003)	(20,987)	(1,984)
Income tax expense	(303)	(250)	53
Net loss	$(19,306)	$(21,237)	$(1,931)

Revenue from Contracts with Customers

Our revenue from contracts with customers was $7.0 million for the nine months ended September 30, 2024.

In connection with the Pfizer Agreement, we recognized $7.0 million in revenue in the nine months ended September 30, 2024 related to the achievement by Pfizer of a clinical development milestone for PF-08046052, less than $0.1 million for agreed-to reimbursement activities, and less than $0.1 million for other services in connection with the Pfizer Agreement. We did not recognize any revenue under the Pfizer Agreement in the nine months ended September 30, 2025.

Research and Development Expenses

Below are our research and development expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024	Change
Pre-clinical and clinical trial expenses	$5,230	$12,817	$(7,587)
Personnel-related expenses	3,404	3,971	(567)
Facilities and other research and development expenses	1,213	1,192	21
Research and development activities expenses	785	939	(154)
Share-based compensation expense	502	962	(460)
	$11,134	$19,881	$(8,747)

Research and development expenses were $11.1 million for the nine months ended September 30, 2025, compared to $19.9 million for the nine months ended September 30, 2024. Pre-clinical and clinical trial expenses decreased by $7.6 million, primarily due to the discontinuations of the LAVA-1207 clinical trial in December 2024 and the LAVA-1266 clinical trial in August 2025. Personnel-related expenses decreased by $0.6 million due to a reduction in salaries and wages resulting from the discontinuation of the LAVA-1207 and LAVA-1266 clinical trials, offset by severance costs associated with the discontinuation of the trials. Research and development activities expenses decreased by $0.2 million primarily due to a decrease in third-party research project expenses in the nine months ended September 30, 2025 as compared to the same period in 2024. Share-based compensation expense decreased by $0.5 million due to fewer options issued in the nine months ended September 30, 2025 as compared to the same period in 2024 and a reduction in our overall share price. We expect our research and development expenses to continue to decrease as we discontinue our clinical and nonclinical programs in light of the XOMA Transaction.

General and Administrative Expenses

Below are our general and administrative expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024	Change
Professional and consultant fees	$5,964	$2,376	$3,588
Personnel-related expenses	2,529	2,937	(408)
Insurance, facilities, fees and other related costs	1,778	1,951	(173)
Share-based compensation expense	872	1,674	(802)
Patent-related costs	153	943	(790)
	$11,296	$9,881	$1,415

General and administrative expenses were $11.3 million for the nine months ended September 30, 2025, compared to $9.9 million for the nine months ended September 30, 2024. Professional and consultant fees inceased by $3.6 million primarily due legal and professional fees associated with our announced and ongoing transaction with XOMA incurred during the nine months ended September 30, 2025. Personnel-related expenses decreased $0.4 million primarily due to the reduction in headcount related to the restructuring activities in February and May 2025, offset by salary increases for employees and the accrual of severance payments related to the restructuring activities. Insurance, facilities, fees and other related costs decreased by $0.2 million primarily due to a reduction in directors and officers insurance premiums as well as reduced office lease costs. Share-based compensation expense decreased by $0.8 million due to fewer options issued in the nine months ended September 30, 2025 as compared to the same period in 2024 and a reduction in our overall share price. Patent-related costs decreased by $0.8 million due to a reduction in the number of patent filings we made in 2025 as compared to the same period in the prior year. Our general and administrative expenses may continue to increase in the short term as we pursue the closing of the XOMA Transaction.

Other income (expense), net

Other income (expense), net was $3.4 million for the nine months ended September 30, 2025, compared to $1.8 million for the nine months ended September 30, 2024. The increase of $1.6 million is primarily due a $5.2 million gain on extinguishment of borrowings due to the RVO credit balance being waived in March 2025, offset by a period over period change of $2.8 million in foreign exchange loss, net due to the impact of the fluctuation of the USD compared to the Euro and an interest income decrease by $1.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

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

In 2019, we received a $5.5 million Innovation Credit from Rijksdienst voor Ondernemend Nederland (RVO) for the LAVA-051 program. Borrowings under the Innovation Credit, which bore interest at 10.0%, were received in quarterly installments. In March 2025, we received notice from the RVO that the remaining loan balance of $5.2 million had been permanently waived. We recognized this non-cash gain on extinguishment within other income (expense), net in the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2025.

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

Cash and cash equivalents and short-term investments are financial instruments that potentially subject us to concentrations of credit risk. As of September 30, 2025 and December 31, 2024, cash consists of cash deposited with four financial institutions and account balances in excess of the federally insured limits. Management believes that we are not exposed to significant credit risk due to the financial strength of these financial institutions.

Contractual Obligations and Commitments

During the three and nine months ended September 30, 2025, there were no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 28, 2025.

Funding Requirements

We had cash and cash equivalents of $49.7 million as of September 30, 2025, which we believe will be sufficient to fund our planned expenditures and meet our obligations for at least the next twelve months from the issuance date of the condensed consolidated financial statements. Because of the numerous risks and uncertainties associated with the status of our company and the XOMA Transaction, we are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

●	the amount of time it takes to consummate the XOMA Transaction, including any potential extensions of the offer period and the timing and outcome of our EGM, and whether the XOMA Transaction is completed at all;
●	the amount and cost of legal and professional services required to consummate the XOMA Transaction, including fees related to the engagement of advisors; and
●	our need to continue to operate as a public company.

Cash Flows

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024	Change
Net cash used in operating activities	$(30,262)	$(19,050)	$(11,212)
Net cash provided by investing activities	40,364	1,499	38,865
Net cash provided by financing activities	—	25	(25)
Net increase (decrease) in cash and cash equivalents	$10,102	$(17,526)	$27,628

Operating Activities

During the nine months ended September 30, 2025, $30.3 million of cash was used in operating activities, primarily resulting from our net loss of $19.3 million, net non-cash add-backs of $2.1 million, which included a gain on extinguishment of borrowings of $5.2 million, and net cash used by changes in our operating assets and liabilities of $8.8 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2025 consisted primarily of a decrease in prepaid expenses and other current assets of $0.7 million, a decrease in accrued expenses and other current liabilities of $8.2 million, and a decrease in accounts payable of $1.3 million.

During the nine months ended September 30, 2024, $19.1 million of cash was used in operating activities, primarily resulting from our net loss of $21.2 million, net non-cash charges of $2.0 million, and net cash used by changes in our operating assets and liabilities of $0.2 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2024 consisted primarily of a decrease in prepaid expenses and other current assets of $0.4 million, a decrease in accounts payable of $2.7 million, and an increase in accrued expenses and other current liabilities of $2.6 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 was $40.4 million compared to net cash provided by investing activities of $1.5 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we received $40.1 million from the maturities of investments and $0.3 million from proceeds from the sale of property and equipment. During the nine months ended September 30, 2024, we received $77.0 million from the maturities of investments, offset by purchases of investments of $75.6 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 and 2024 was $0.0 million and less than $0.1 million, respectively. The net cash provided by financing activities for the nine months ended September 30, 2024 was due to proceeds from option exercises.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes during the period covered in this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A of the Annual Report, except as follows:

Risks Related to the Proposed Transactions with XOMA

The XOMA Transaction is subject to a number of conditions beyond our control. Failure to complete proposed transactions within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our share price.

On August 3, 2025, we entered into the Purchase Agreement with XOMA, pursuant to which, and upon the terms and subject to the conditions of, XOMA has commenced a tender offer to purchase all of our outstanding common shares. Pursuant to the Purchase Agreement and the Amendment, XOMA’s obligation to accept our common shares tendered in the Offer is subject to conditions, including: (i) that the number of common shares validly tendered and not validly withdrawn, represents at least 80% (which may be lowered to 75% in certain cases) of our issued and outstanding share capital immediately prior to the expiration of the Offer (such condition, the “Minimum Condition”); (ii) our Closing Net Cash (as defined in and determined in accordance with the Purchase Agreement) will be at least $24.5 million as of the expiration of the Offer (the “Closing Net Cash Condition”); (iii) the accuracy of our representations and warranties contained in the Purchase Agreement, including that, since the date of the Purchase Agreement, there shall not have occurred any Company Material Adverse Effect (as defined in the Purchase Agreement), (iv) our performance in all material respects of its obligations under the Purchase Agreement, (v) the adoption of certain resolutions by our shareholders at an extraordinary general meeting and (vi) the other conditions set forth in the Purchase Agreement. The obligations of XOMA to consummate the proposed transactions under the Purchase Agreement are not subject to a financing condition.

We cannot predict whether or when these conditions will be satisfied. If one or more of these conditions are not satisfied, and as a result, we do not complete the proposed transactions, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed transactions. There is no guarantee that we will achieve the Minimum Condition during the current Offer period which expires one minute after 11:59 p.m. ET on November 12, 2025, or during any extension of the Offer period. Additional extensions of the Offer period will result in continued depletion of our cash and cash equivalents and could compromise our ability to meet the Closing Net Cash Condition. We also must obtain shareholder approval of the proposals at our reconvened EGM, which requires us to achieve both quorum and the requisite votes to pass each of the proposals. If we need to adjourn or reconvene the EGM to achieve sufficient votes in favor of the proposals, we will need to expend further resources and the closing of the XOMA Transaction could be delayed. Sales of shares by our larger shareholders during the Offer period may also make it more difficult to satisfy the Minimum Condition and achieve the requisite shareholder approval.

Certain costs associated with the XOMA Transaction have already been incurred or may be payable even if the the transaction is not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the XOMA Transaction, including any adverse changes in our relationships with our partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the XOMA Transaction.

Our share price may also fluctuate significantly based on announcements by XOMA, other third parties, or us regarding the proposed transactions or based on market perceptions of the likelihood of the satisfaction of the Minimum Condition or other conditions to the consummation of the proposed transactions. Such announcements may lead to perceptions in the market that the proposed transactions may not be completed, which could cause our share price to fluctuate or decline. Other factors outside of our control, such as a governmental entity enacting a legal restraint or prohibition that prevents or prohibits the proposed transactions, could cause us not to satisfy the closing condition relating to the absence of legal restraints and thus the XOMA Transaction would not be consummated. Further, unforeseen and unexpected expenses could cause our net cash to be below the applicable threshold thus causing us to fail to satisfy the Closing Net Cash Condition.

If we do not consummate the XOMA Transaction, the price of our common shares may decline significantly from the current market price, which may reflect a market assumption that the XOMA Transaction will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our common shares.

Our shareholders may not receive any payment on the CVR and the CVR may expire valueless.

If the XOMA Transaction is completed, the holders of our common shares and in the money Company Options will be entitled to receive one CVR per share (or underlying share, as the case may be), representing the right to receive, subject to the terms and conditions of the CVR Agreement, contingent cash payments calculated as follows: (i) 100% of the amount by which our Closing Net Cash as adjusted for any Permitted Deductions (as defined in the CVR Agreement) made within ninety (90) days following the date on which the closing occurs (the "Closing Date”), exceeds Closing Net Cash as finally determined pursuant to the Purchase Agreement; (ii) (A) 100% of the Net Proceeds (as defined in the CVR Agreement), if any, from any disposition by us, of all or any part of the rights, intellectual property and other assets related to our LAVA-1266 program entered into prior to the Closing or (B) 75% of the Net Proceeds, if any, of such dispositions by XOMA and its affiliates (including us after the Closing) from the Closing until 10 years after the Closing (the “Expiration Date”); (iii) 75% of the Net Proceeds, if any, due to or received by XOMA or any of its affiliates, including us (after the closing), in respect of our collaborations with Pfizer and J&J after the Closing until the Expiration Date; and (iv) 100% of an amount equal to $6,330,000, minus any tax liabilities or other costs or expenses incurred in connection with or related to the Tax Reserve Matter (as defined in the CVR Agreement), for the period beginning at the Closing Date and ending no later than sixty (60) days following the Tax Reserve Confirmation Date (as defined in the CVR Agreement). In the event that no CVR Proceeds (as defined in and determined in accordance with the CVR Agreement) become payable prior to the Expiration Date, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not have any voting or dividend rights, and will not represent any equity or ownership interest in us or any of our affiliates, and interest will not accrue on any amounts potentially payable on the CVRs. Accordingly, the right of any of our shareholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the occurrence of a disposition or the receipt of payments under our Pfizer and J&J collaborations and the resolution of the Tax Reserve Matter, as outlined above, and if no such dispositions or payments are achievedfor any reason, or if the Tax Reserve Matter is resolved in a way that results in no proceeds after payment of tax liabilities and other costs or expenses, within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.

The Purchase Agreement contains provisions that could discourage a potential competing acquirer.

The Purchase Agreement provides that, upon the terms and subject to the conditions thereof, we and our representatives cannot directly or indirectly solicit, initiate, encourage or knowingly facilitate discussions with third parties regarding other proposals to acquire or combine with us and we are subject to restrictions on our ability to respond to any such proposal. In the event that we receive an acquisition proposal from a third party, we must notify XOMA of such proposal and negotiate in good faith with XOMA prior to terminating the Purchase Agreement or effecting a change in the recommendation of our board of directors to our shareholders with respect to the XOMA Transaction. The Purchase Agreement also contains certain termination rights for XOMA and us and further provides that, upon termination of the Purchase Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Purchase Agreement, we will be required to pay XOMA a termination fee of $750,000. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the XOMA Transaction. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our shareholders than it might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances. If the Purchase Agreement is terminated and we decide to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the XOMA Transaction.

Shareholder or other litigation could prevent or delay the consummation of the XOMA Transaction or otherwise negatively impact our business, operating results and financial condition.

Complaints or lawsuits may in the future be filed against us, our board of directors, XOMA, any of XOMA’s boards of directors and/or others in connection with the XOMA Transaction. The outcome of litigation is uncertain, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims, and we may not be successful in defending against any such future claims.

We may incur additional costs in connection with the defense or settlement of any future shareholder or other litigation (including creditor opposition filed under Dutch law) in connection with the XOMA Transaction. Further, any such future litigation (including creditor opposition) could cause a delay in completion of the XOMA Transaction or may adversely affect our ability to complete the proposed transactions and may impact our ability to meet the Closing Net Cash Condition. We could incur significant costs in connection with any such litigation (including creditor opposition), including costs associated with the indemnification of our directors and executive officers, and lawsuits may divert the attention of our management and employees from our day-to-day business which could affect our operations and otherwise adversely affect us financially.

The announcement and pendency of the XOMA Transaction could adversely affect our business, financial results and/or operations.

Employee retention may be particularly challenging while the XOMA Transaction is pending because employees may experience uncertainty about their roles following the XOMA Transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the XOMA Transaction and thus is being diverted from our day-to-day operations. The adverse effects of the pendency of the XOMA Transaction could be exacerbated by any delays in the completion of the transaction or termination of the Purchase Agreement. In addition, our executive officers and directors may have interests in the XOMA Transaction that are different from, or are in addition to, those of our shareholders generally. These interests include without limitation the following: the receipt of transaction bonuses payable to executive officers under certain transaction bonus letters; and the potential receipt of severance payments and benefits by executive officers under their respective employment letters.

While the XOMA Transaction is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the XOMA Transaction may impair our ability to retain qualified employees or retain and maintain relationships with our other business partners.

Whether or not the XOMA Transaction is consummated, the XOMA Transaction may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the XOMA Transaction may also divert management’s attention and our resources from ongoing business and operations and our employees. Other key personnel may have uncertainties about the effect of the XOMA Transaction, and the uncertainties may impact our ability to retain key personnel while the XOMA Transaction is pending or in the event that we are unable to consummate the XOMA Transaction within the expected time frames or at all. If key personnel depart because of such uncertainties, our business and results of operations may be adversely affected.

In addition, pending consummation of the XOMA Transaction, the Purchase Agreement generally requires us to operate in the ordinary course of business consistent with past practice and our intent to wind down our activities, and restricts us from taking certain actions with respect to our business and financial affairs without XOMA’s consent. Such restrictions will be in place until either the proposed transactions are consummated or the Purchase Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the XOMA Transaction. For these and other reasons, the pendency of the proposed transactions could adversely affect our business, operating results and financial condition.

We have incurred, and will continue to incur, direct and indirect costs as a result of the XOMA Transaction.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the proposed transactions, including costs that we may not currently expect. We must pay substantially all of these costs and expenses whether or not the transaction is completed. If the Purchase Agreement is terminated under certain circumstances specified in the Purchase Agreement, including in connection with the Company’s entry into an agreement with respect to a Superior Proposal, we will be required to pay XOMA a termination fee of approximately $750,000. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, including the extension of the Offer period or the need to adjourn or reconvene our EGM.

If the XOMA Transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the XOMA Transaction will be consummated. If the XOMA Transaction is not consummated, the board of directors may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision, as the amount of cash available for distribution will decline over time as we continue to fund our operations and as we expend resources pursuing the XOMA Transaction. In addition, if our board of directors were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation, we would be required under Dutch corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders, which distributions may also be subject to applicable taxes. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution would be uncertain.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Termination of Named Executive Officer

In connection with the Restructuring Plan, on October 6, 2025 the Company and Charles Morris, M.D., Ph.D. agreed on Dr. Morris’ separation from his role as Chief Medical Officer of the Company. The material terms of Dr. Morris’ separation are stated in his employment agreement, a copy of which is filed as Exhibit 10.13 to the Company’s most recent Annual Report on Form 10-K and is incorporated by reference herein.

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit	Filling Date

2.1+	Share Purchase Agreement, dated August 3, 2025, by and among XOMA Royalty Corporation and LAVA Therapeutics N.V.	8-K	000-40241	2.1	August 4, 2025
2.2	Amendement to Share Purchase Agreement, dated October 17, 2025, by and among XOMA Royalty Corporation and LAVA Therapeutics N.V.	8-K	000-40241	2.1	October 17, 2025
3.1	Amended and Restated English translation of Articles of Association of LAVA Therapeutics N.V.	10-K	000-40241	3.1	March 28, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (the cover page iXBRL tags are embedded within the Inline XBRL document)

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

LAVA Therapeutics N.V.
LAVA Therapeutics N.V.
Date: November 6, 2025	By:	/s/ Stephen Hurly
Stephen Hurly
President and Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2025	By:	/s/ Fred Powell
Fred Powell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)